Form 10-Q
period 2003-05-31
LAIDLAW INTERNATIONAL INC
filed 2003-07-15
CIK 737874

       S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003
                        Commission file number 000-13109


                           LAIDLAW INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          98-0390488
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

                         55 Shuman Boulevard, Suite 400
                           Naperville, Illinois, 60563
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (630) 848-3000

                                  Laidlaw Inc.
                             3221 North Service Road
                          Burlington, Ontario, L7R 3Y8
                        (Former name and former address)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

      As of July 7, 2003, there were 103,777,419 shares of common stock, par value $0.01 per share, outstanding.

                           LAIDLAW INTERNATIONAL, INC.


                                                                                              PAGE NO.
                                                                                             -----------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of May 31, 2003 (Unaudited) and
             August 31, 2002.............................................................          1
           Consolidated Statements of Operations for the Three Months and Nine
             Months Ended May 31, 2003 and 2002 (Unaudited)..............................          3
           Consolidated Statements of Comprehensive Loss for the Three Months and Nine
              Months Ended May 31, 2003 and 2002 ........................................          4
           Consolidated Statements of Cash Flows for the Three Months and Nine
              Months Ended May 31, 2003 and 2002 (Unaudited).............................          5
           Notes to Consolidated Financial Statements (Unaudited)........................          6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................         37

Item 3.    Quantitative  and  Qualitative  Disclosures  About  Market Risk...............         59

Item 4.    Controls and Procedures.......................................................         60


PART II.   OTHER INFORMATION

Item 5.    Legal Proceedings.............................................................         61

Item 6.    Exhibits and Reports on Form 8-K..............................................         66



SIGNATURES...............................................................................         67

                           LAIDLAW INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

                           LAIDLAW INTERNATIONAL, INC.
               (DEBTOR-IN-POSSESSION AS OF JUNE 28, 2001 - NOTE 1)
                           CONSOLIDATED BALANCE SHEETS
                              (U.S. $ IN MILLIONS)

                                                                                      MAY 31,              August 31,
                                                                                       2003                   2002
                                                                                     --------               --------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $  390.3               $  343.5
Restricted cash and cash equivalents (Note 2)                                            44.7                   75.8
Short-term deposits and marketable securities (Note 2)                                   31.7                   16.1
Trade accounts receivable (Note 3)                                                      630.6                  490.4
Other receivables                                                                        49.9                   54.9
Income taxes recoverable                                                                 27.4                   29.2
Parts and supplies                                                                       53.1                   50.4
Other current assets                                                                     63.7                   56.3
                                                                                     --------               --------
TOTAL CURRENT ASSETS                                                                  1,291.4                1,116.6
                                                                                     --------               --------
LONG-TERM INVESTMENTS                                                                   469.0                  417.9
                                                                                     --------               --------
PROPERTY AND EQUIPMENT
Land                                                                                    164.4                  162.2
Buildings                                                                               294.7                  284.3
Vehicles                                                                              2,282.8                2,128.3
Other                                                                                   402.1                  417.2
                                                                                     --------               --------
                                                                                      3,144.0                2,992.0
   Less:  Accumulated depreciation                                                    1,442.2                1,314.3
                                                                                     --------               --------
                                                                                      1,701.8                1,677.7
                                                                                     --------               --------
OTHER ASSETS
Goodwill (net of accumulated amortization and impairments of $2,977.8;
   August 31, 2002 - $776.0) (Note 4)                                                   781.9                2,976.8
Pension asset                                                                            16.8                   10.8
Deferred charges and other assets                                                        20.0                   12.0
                                                                                     --------               --------
                                                                                        818.7                2,999.6
                                                                                     --------               --------
TOTAL ASSETS                                                                         $4,280.9               $6,211.8
                                                                                     ========               ========

        The accompanying notes are an integral part of these statements.

                           LAIDLAW INTERNATIONAL, INC.
               (DEBTOR-IN-POSSESSION AS OF JUNE 28, 2001 - NOTE 1)
                           CONSOLIDATED BALANCE SHEETS
                              (U.S. $ IN MILLIONS)

                                                                  MAY 31,           August 31,
                                                                   2003               2002
                                                                 --------           --------
                                                                (UNAUDITED)
LIABILITIES
LIABILITIES NOT SUBJECT TO COMPROMISE
   CURRENT LIABILITIES
   Accounts payable                                              $  107.5           $  109.7
   Accrued liabilities                                              524.9              504.1
   Current portion of long-term debt                                 17.7               20.3
                                                                 --------           --------
   TOTAL CURRENT LIABILITIES                                        650.1              634.1
   LONG-TERM DEBT (Note 5)                                          240.6              204.4
   OTHER LONG-TERM LIABILITIES                                      666.0              442.1
LIABILITIES SUBJECT TO COMPROMISE (Note 6)                        3,977.1            3,977.1
COMMITMENTS AND CONTINGENCIES (Notes 7 and 13)
                                                                 --------           --------
TOTAL LIABILITIES                                                 5,533.8            5,257.7
                                                                 --------           --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preference Shares (Note 8)                                            7.9                7.9
Common Shares; issued and outstanding
   325,927,870 (August 31, 2002 - 325,927,870) (Note 8)           2,222.6            2,222.6
Accumulated other comprehensive loss (Note 8)                      (379.7)            (258.7)
Deficit                                                          (3,103.7)          (1,017.7)
                                                                 --------           --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                          (1,252.9)             954.1
                                                                 --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)          $4,280.9           $6,211.8
                                                                 ========           ========

        The accompanying notes are an integral part of these statements.

                           LAIDLAW INTERNATIONAL, INC.
               (DEBTOR-IN-POSSESSION AS OF JUNE 28, 2001 - NOTE 1)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (U.S. $ IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         MAY 31,                              MAY 31,
                                                               ---------------------------         ---------------------------
                                                                  2003             2002              2003              2002
                                                               ---------         ---------         ---------         ---------
REVENUE
Education services                                             $   457.9         $   451.0         $ 1,314.8         $ 1,299.4
Public transit services                                             72.8              81.0             212.1             233.9
Greyhound                                                          291.4             297.5             847.5             863.2
Healthcare transportation services (Note 3)                        259.8             251.1             759.3             737.3
Emergency management services (Note 3)                             120.9             106.7             352.0             320.9
                                                               ---------         ---------         ---------         ---------
TOTAL REVENUE                                                    1,202.8           1,187.3           3,485.7           3,454.7
Operating expenses                                                 929.8             909.7           2,742.8           2,680.4
Selling, general and administrative expenses                       122.1             115.9             350.1             337.7
Depreciation expense                                                76.8              76.9             228.4             225.5
Amortization expense (Note 4)                                        0.4              22.7               0.9              68.2
                                                               ---------         ---------         ---------         ---------
INCOME FROM OPERATING SEGMENTS                                      73.7              62.1             163.5             142.9
Interest expense (Note 6)                                           (6.6)             (6.6)            (19.6)            (21.5)
Other financing related expenses (Note 9)                           (3.9)            (13.1)            (35.0)            (42.6)
Other income                                                         0.5               1.9              15.0               9.0
                                                               ---------         ---------         ---------         ---------
INCOME BEFORE INCOME TAXES                                          63.7              44.3             123.9              87.8
Income tax expense                                                  (1.5)             (1.5)             (4.5)             (4.7)
                                                               ---------         ---------         ---------         ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                        62.2              42.8             119.4              83.1
Cumulative effect of change in accounting
   principle (Note 4)                                                 --                --          (2,205.4)               --
                                                               ---------         ---------         ---------         ---------
NET INCOME (LOSS)                                              $    62.2         $    42.8         ($2,086.0)        $    83.1
                                                               =========         =========         =========         =========
BASIC EARNINGS (LOSS) PER SHARE
Income before cumulative effect of change in accounting
   principle                                                   $    0.19         $    0.13         $    0.37         $    0.25
Cumulative effect of change in accounting principle                   --                --             (6.77)               --
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $    0.19         $    0.13         ($   6.40)        $    0.25
                                                               =========         =========         =========         =========
DILUTED EARNINGS (LOSS) PER SHARE
Income before cumulative effect of change in accounting
   principle                                                   $    0.19         $    0.13         $    0.37         $    0.25
Cumulative effect of change in accounting principle                   --                --             (6.77)               --
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $    0.19         $    0.13         ($   6.40)        $    0.25
                                                               =========         =========         =========         =========

        The accompanying notes are an integral part of these statements.

                           LAIDLAW INTERNATIONAL, INC.
               (DEBTOR-IN-POSSESSION AS OF JUNE 28, 2001 - NOTE 1)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                              (U.S. $ IN MILLIONS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       MAY 31,                          MAY 31,
                                                              ------------------------         -------------------------
                                                                2003             2002            2003             2002
                                                              --------        --------         --------         --------


NET INCOME (LOSS)                                             $   62.2        $   42.8        ($2,086.0)        $   83.1
Unrealized gains (losses) on securities net of
   reclassification adjustments for losses included in
   net income (net of NIL taxes)                                   5.7            (4.4)             9.2              2.1
Foreign currency translation adjustments
   arising during the period (net of NIL taxes)                   29.7            17.8             46.2              4.9
Minimum pension liability adjustments
   (net of NIL taxes)                                               --              --           (176.4)           (72.8)

                                                              --------        --------         --------         --------
COMPREHENSIVE INCOME (LOSS)                                   $   97.6        $   56.2        ($2,207.0)        $   17.3
                                                              ========        ========         ========         ========

        The accompanying notes are an integral part of these statements.

                           LAIDLAW INTERNATIONAL, INC.
               (DEBTOR-IN-POSSESSION AS OF JUNE 28, 2001 - NOTE 1)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (U.S. $ IN MILLIONS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            MAY 31,                           MAY 31,
                                                                   -------------------------         -------------------------
                                                                     2003             2002             2003             2002
                                                                   --------         --------         --------         --------
OPERATING ACTIVITIES
Net income (loss) for the period                                   $   62.2         $   42.8        ($2,086.0)        $   83.1
Items not affecting cash:
  Depreciation and amortization                                        77.2             99.6            229.3            293.7
  Other financing related expenses                                      3.9             13.1             35.0             42.6
  Cumulative effect of change in accounting principle                    --               --          2,205.4               --
  Other items                                                          (1.1)            (1.9)            (8.1)           (10.8)
Increase (decrease) in claims liability and
  professional liability insurance accruals                             7.4             11.9             56.1             (4.9)
Decrease in accrued interest                                           (4.4)            (4.4)            (4.3)            (4.9)
Cash provided by (used in financing)
  other working capital items                                          24.9             (7.8)          (141.1)          (102.6)
Cash portion of other financing related expenses                       (4.3)            (4.5)           (23.4)           (23.2)
Decrease (increase) in restricted cash and cash equivalents
                                                                       33.9             (7.4)             0.9            (21.3)
                                                                   --------         --------         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  199.7         $  141.4        $  263.8          $  251.7
                                                                   --------         --------         --------         --------
INVESTING ACTIVITIES
Purchase of property, equipment and other assets,
  net of proceeds from sale                                        ($ 104.2)        ($  75.6)       ($ 208.7)         ($ 153.7)
Expended on acquisitions                                               (1.4)            (1.4)            (4.6)            (1.9)
Net increase in investments                                            (3.0)           (10.2)           (37.3)           (19.4)
Proceeds from sale of assets                                             --               --               --              4.2
                                                                   --------         --------         --------         --------
NET CASH USED IN INVESTING ACTIVITIES                              ($ 108.6)        ($  87.2)       ($ 250.6)         ($ 170.8)
                                                                   --------         --------         --------         --------
FINANCING ACTIVITIES
Net increase (decrease) in long-term debt
  and other long-term liabilities                                  $   18.6         ($  15.7)       $   33.6          ($  29.6)
                                                                   --------         --------         --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                $   18.6         ($  15.7)       $   33.6          ($  29.6)
                                                                   --------         --------         --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          $  109.7         $   38.5        $   46.8          $   51.3
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD*                      280.6            294.0            343.5            281.2
                                                                   --------         --------         --------         --------
CASH AND CASH EQUIVALENTS - END OF PERIOD*                         $  390.3         $  332.5        $  390.3          $  332.5
                                                                   ========         ========         ========         ========

   *These amounts represent the unrestricted cash and cash equivalents of the
                           Company - Refer to Note 2.

        The accompanying notes are an integral part of these statements.

                           LAIDLAW INTERNATIONAL, INC.
                   (DEBTOR-IN-POSSESSION AS OF JUNE 28, 2001)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED MAY 31, 2003

NOTE 1 - VOLUNTARY PETITIONS FOR REORGANIZATION AND BASIS OF PRESENTATION

Voluntary petitions for reorganization

On June 28, 2001, Laidlaw Inc. (the "Company") and five of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. 101-1330 (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Western District of New York (the "Bankruptcy Court"). The other Debtors include: Laidlaw USA, Inc. ("Laidlaw USA"), Laidlaw Investments Ltd. ("LIL"), Laidlaw International Finance Corporation ("LIFC"), Laidlaw One, Inc. ("Laidlaw One") and Laidlaw Transportation, Inc. ("LTI"). In addition, the Company and LIL commenced Canadian insolvency proceedings under the Canada Companies' Creditors Arrangement Act ("CCAA") in the Ontario Superior Court of Justice in Toronto, Ontario (the "Canadian Court"). None of the Company's operating subsidiaries was included in the filings.

At May 31, 2003, the Debtors remained in possession of their respective properties and were managing their businesses as debtors-in-possession. Pursuant to the Bankruptcy Code and the CCAA, however, the Debtors could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court and the Canadian Court.

The Company reorganized its affairs under the protection of the Bankruptcy Code and the CCAA and proposed a plan of reorganization (the "Plan") for itself and the other Debtors. On February 27, 2003, the Bankruptcy Court entered an order confirming the Plan. On February 28, 2003, the Canadian Court issued an order recognizing the Bankruptcy Court's confirmation order and implementing it in Canada with respect to the Company's Canadian insolvency proceeding. The Plan provides for the satisfaction of claims against and interests in the Company and the other Debtors, including the liabilities subject to compromise (See Note 6). On June 23, 2003, the Plan became effective. In accordance with the terms of the Plan, the Company engaged in an internal restructuring that resulted in the transfer, directly or indirectly, of all the assets of the Company to LIL which domesticated into the United States as a Delaware corporation and changed its name to Laidlaw International, Inc. fka LIL ("LII"). The consolidated financial statements of LII for periods prior to the effective date of the Plan consist of the consolidated financial statements of Laidlaw Inc.

Basis of presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim reporting, which conform, in all material respects (except as indicated in Note 12), with accounting principles generally accepted in Canada ("Canadian GAAP"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2003. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, for the fiscal year ended August 31, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingencies. Future events could alter such estimates in the near term.

The Company uses significant estimates and assumptions of future events surrounding the settling of the claims liability reserves. While the reserves are actuarially determined, the process of determining the reserves involves predicting such factors as future medical costs, the ultimate settlement amounts and court awards. As a result, there is a reasonable possibility that the recorded claims liabilities could change materially.

Since the Company successfully completed the reorganization described above, the Company will be required to adopt "fresh start" accounting effective June 1, 2003, as at which date all significant conditions relating to the Plan were satisfied. This accounting will require that assets and liabilities be recorded at fair value, based on values determined in connection with the restructuring. Certain reported asset and liability balances do not yet give effect to the adjustments that will result from the adoption of "fresh-start" accounting and as a result, will change materially.

Goodwill impairment

Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Accounting for Goodwill and Other Intangible Assets" and as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. As a result, on September 1, 2002, the Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of change in accounting principle (see Note 4).

NOTE 2 - RESTRICTED CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents of $44.7 million (August 31, 2002 - $75.8 million) and short-term deposits and marketable securities of $31.7 million (August 31, 2002
- $16.1 million) are assets of the Company's wholly owned insurance subsidiaries and are used to support the current portion of claims liabilities under the Company's self-insurance program. If these amounts are withdrawn from the subsidiaries, they will have to be replaced by other suitable financial assurances. Given the recent financial position of the Company, management has concluded that such cash and cash equivalents and short-term deposits and marketable securities of the insurance subsidiaries are restricted.

NOTE 3 - ACCOUNTS RECEIVABLE AND REVENUE

Trade accounts receivable are net of an allowance for doubtful accounts of $5.4 million (August 31, 2002 - $ 4.6 million) in the education services, public transit services and Greyhound businesses and net of $504.9 million (August 31, 2002 - $468.6 million) of allowances for uncompensated care and contractual allowances in the healthcare transportation services and emergency management services businesses.

Revenue for the healthcare transportation services and emergency management services businesses is reported net of allowances for uncompensated care and contractual allowances.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective September 1, 2002, the Company adopted SFAS 142 and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilized independent valuations of the underlying businesses. This methodology differs from the Company's previous accounting policy, which used undiscounted cash flows to determine possible impairment.

During the three months ended November 30, 2002, the Company completed the impairment assessment as required by SFAS 142 and determined that a significant portion of its goodwill was impaired as at September 1, 2002. As a result, the Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of change in accounting principle.

In connection with adopting SFAS 142, the Company reassessed the useful lives and classifications of its identifiable intangible assets other than goodwill and determined that the useful lives and classifications continue to be appropriate.

The changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2003 are as follows: ($ millions)

                                                       PUBLIC                          HEALTHCARE       EMERGENCY
                                     EDUCATION        TRANSIT                        TRANSPORTATION     MANAGEMENT
                                     SERVICES         SERVICES         GREYHOUND        SERVICES         SERVICES          TOTAL
                                     --------         --------         --------         --------         --------         --------
Balance as of August 31, 2002        $  557.7         $   99.0         $  482.9         $1,328.7         $  508.5         $2,976.8
                                     --------         --------         --------         --------         --------         --------
Impairment loss                         (54.5)           (99.0)          (482.9)        (1,146.0)          (423.0)        (2,205.4)
Other                                     9.3               --               --               --              1.2             10.5
                                     --------         --------         --------         --------         --------         --------
Balance as of May 31, 2003           $  512.5         $     --         $     --         $  182.7         $   86.7         $  781.9
                                     ========         ========         ========         ========         ========         ========

Actual results of operations for the nine months ended May 31, 2003 and pro forma results of operations for the nine months ended May 31, 2002, had the goodwill not been amortized in that period in accordance with the provisions of SFAS 142, are as follows: ($ millions)

                                                                            NINE MONTHS ENDED
                                                                                 MAY 31,
                                                                        -------------------------
                                                                          2003             2002
                                                                        --------         --------
Reported income before cumulative effect of change in accounting
   principle                                                            $  119.4         $   83.1
Add:  goodwill amortization                                                   --             67.7
                                                                        --------         --------
Adjusted income before cumulative effect of change in accounting
   principle                                                               119.4            150.8
Cumulative effect of change in accounting principle                     (2,205.4)              --
                                                                        --------         --------
Adjusted net income (loss)                                             ($2,086.0)       $  150.8
                                                                        ========         ========

Actual basic and diluted loss per share for the nine months ended May 31, 2003 and pro forma basic and diluted earnings per share for the Nine months ended May 31, 2002, had the goodwill not been amortized in that period in accordance with the provision of SFAS 142, are as follows: ($ per share)

                                                                          NINE MONTHS ENDED
                                                                               MAY 31,
                                                                        -------------------
                                                                        2003          2002
                                                                        -----         -----
Reported income before cumulative effect of change in accounting
   principle                                                            $0.37         $0.25
Goodwill amortization                                                      --          0.21
                                                                        -----         -----
Adjusted income before cumulative effect of change in accounting
   principle                                                            $0.37          0.46
Cumulative effect of change in accounting principle                     (6.77)           --
                                                                        -----         -----
Adjusted net income (loss)                                             ($6.40)        $0.46
                                                                        =====         =====

NOTE 5 - LONG-TERM DEBT

In October 2000, Greyhound Lines, Inc. ("Greyhound") entered into a revolving credit facility, with Foothill Capital Corporation to fund working capital needs and for general corporate purposes. Under the terms of this revolving credit facility, Greyhound was required to meet certain financial covenants, including a minimum cash flow to interest expense ratio, a maximum debt to cash flow ratio and a minimum level of net worth. Because management was unable to determine with reasonable assurance whether Greyhound would remain in compliance with these covenants in the future, Greyhound initiated discussions with the agent bank in an effort to obtain modifications to the agreement. On May 14, 2003, Greyhound entered into an amended and restated revolving credit facility (the "Greyhound Facility") superceding the previous revolving credit facility. Changes to the agreement include, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant, the addition of a minimum cash flow covenant and a waiver of any defaults arising under the previous revolving credit facility with respect to the financial covenants for the period ended March 31, 2003.

Letters of credit or borrowings are available under the Greyhound Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, subject to a maximum of $125 million, with a $70 million letter of credit sub-facility. Borrowings under the Greyhound Facility are available to Greyhound at a rate equal to Wells Fargo Bank's prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by Greyhound. Letter of credit fees are 3.5% per annum. Borrowings under the Greyhound Facility mature on October 24,2004. The Greyhound Facility is secured by liens on substantially all of the assets of Greyhound and the stock and assets of certain of its subsidiaries. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including the Company. As of March 31, 2003, Greyhound was in compliance with all such covenants.

The financial covenants established for 2003 remain tight because they were set at levels slightly below (in the case of the minimum cash flow to interest expense ratio and minimum cash flow) or slightly above (in the case of the maximum debt to cash flow ratio) the levels indicated in Greyhound's current financial forecast. The Greyhound Facility further provides that Greyhound will deliver to the agent bank its financial forecast for 2004 by no later than September 2003, and Greyhound and the agent bank will negotiate in good faith to determine new financial covenants for 2004. Although Greyhound has been successful in obtaining necessary amendments to the Greyhound Facility in the past, there can be no assurances that Greyhound will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Greyhound Facility would not have a material effect on Greyhound.

As of May 31, 2003, the Company had outstanding borrowings under the Greyhound Facility of $48.1 million, issued letters of credit of $46.2 million and had availability of $30.7 million.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records. Additional prepetition claims may arise from the rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan or plans of reorganization, all prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts.

On a consolidated basis, recorded liabilities subject to compromise under the reorganization proceedings consisted of the following: $ (in millions)

                                                     MAY 31,     August 31,
                                                      2003          2002
                                                      ----          ----
Accrued liabilities                                 $   11.3      $   11.3
Safety-Kleen Corp. ("Safety-Kleen") Guarantees          77.3          77.3
Derivative liabilities                                  89.5          89.5
Safety-Kleen settlement (Note 13)                      225.0         225.0
Accrued interest payable                               370.7         370.7
Facility (as defined in Note 9)                      1,163.3       1,163.3
Debentures (as defined in Note 9)                    2,040.0       2,040.0
                                                    --------      --------
                                                    $3,977.1      $3,977.1
                                                    ========      ========

As a result of the Debtor's chapter 11 filing, principal and interest payments may not be made on prepetition debt of the Debtors without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms, has been confirmed and the Company has emerged. The total interest on prepetition debt that was not paid or accrued during the nine months ended May 31, 2003 was $214.1 million (nine months ended May 31, 2002 - $205.0 million) and $73.2 million during the three months ended May 31, 2003 (three months ended May 31, 2002 - $68.2 million). Since June 29, 2001, the total interest on this debt that was not paid or accrued was $538.6 million. The Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to unsecured or under-secured claims.

The Debtors are parties to litigation matters and claims that are incurred in the normal course of its operations. Generally, litigation related to "claims", as defined by the Bankruptcy Code, is stayed. The outcome of the bankruptcy process on these matters cannot be predicted with certainty.

Pursuant to the plan of reorganization, the amount of claims under the Facility, including prepetition interest, in Class 4 was fixed at $1,305.4 million and the amount of claims under the Debentures, including prepetition interest, in Classes 5A and 5B was fixed at $2,159.3 million and $93.4 million, respectively. In addition, pursuant to an order of the Bankruptcy Court dated February 27, 2003, the aggregate amount of general unsecured claims in Class 6 was estimated at $430.7 million for purposes of determining the allocation of distributions among the holders of claims in Classes 4, 5A and 6. The Company continues to review the proofs of claim and has filed or will file appropriate objections to Class 6 claims in the Bankruptcy Court. To the extent the actual aggregate allowed amount of claims in Class 6 differs from the estimated amount, the pro rata distributions to holders of claims in Class 6 will be adjusted accordingly pursuant to the procedures set forth in the plan of reorganization.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Letters of credit

At May 31, 2003, the Company had $156.8 million (August 31, 2002 - $124.1 million) in outstanding letters of credit.

Environmental matters

The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

Income tax matters

The respective tax authorities, in the normal course, audit the Company's tax filings of previous fiscal years. Management believes that there is no tax audit either threatened or pending against the Company that, if resolved against the Company, would have a materially adverse effect upon the Company's consolidated financial position or results of operations.

Legal proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage or employment related claims. Based on the Company's assessment of known claims and its historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company's consolidated financial position or results of operations.

As described in Note 1, the Debtors filed a voluntary petition for reorganization under the Bankruptcy Code on June 28, 2001, a plan of reorganization was confirmed by the Bankruptcy Court and Canadian Court on February 27, 2003 and February 28, 2003, respectively, and became effective on June 23, 2003. As a result of the Company's voluntary petitions for relief under the protection of the Bankruptcy Code and the CCAA, the actions described below were stayed with respect of the Debtors. In addition, certain of these proceedings have been settled as described below. Upon emergence from the Company's chapter 11 proceedings, the claims against the Debtors discussed below that had not been settled were extinguished.

The Company was a party to securities litigation commenced by shareholders of the Company and of Safety-Kleen and by bondholders of the Company and Safety-Kleen. As a result of the Company's voluntary petitions for relief under the protection of the Bankruptcy Code and the CCAA, these actions were stayed with respect to the Company. A settlement of securities litigation commenced by bondholders of the Company has been approved by the Bankruptcy Court, the Canadian Court and the federal court in South Carolina. After the settlement being fully implemented on the current terms, the plaintiff bondholder classes would be paid $42.875 million and the estate of the Company would receive $12.5 million (of which the estate has already received $11.5 million prior to May 31, 2003 with the remainder being received in June 2003). Pursuant to an order of the Bankruptcy Court, the other securities claims were subordinated and received no distributions under the plan of reorganization. See
Note 13 for additional details with respect to the various securities litigation cases.

Healthcare Services issues

A substantial majority of the Company's healthcare services revenue is attributable to payments received from third-party payors including Medicare, Medicaid and private insurers. The Company is subject to various regulatory requirements in connection with its participation in the Medicare and Medicaid programs. The Center for Medicare and Medicaid Services has enacted rules that will revise the policy on Medicare coverage of ambulance services focusing on the medical necessity for the particular ambulance services. Rule changes in this area will impact the business of the Company. The Company has implemented a plan, which it believes will mitigate potential adverse effects of rule changes on its business.

The Company, like other Medicare and Medicaid providers, is subject to government audits of its Medicare and Medicaid reimbursement claims. Accordingly, retroactive revenue adjustments from these programs could occur. The Company is also subject to the Medicare and Medicaid fraud and abuse laws, which prohibit any bribe, kick-back or rebate in return for the referral of Medicare or Medicaid patients. Violations of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company has implemented policies and procedures that it believes will assure that it is in substantial compliance with these laws and has accrued provisions, as appropriate, for settlement of prior claims.

The Company is currently undergoing investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the governmental agencies. These reviews are covering periods prior to the Company's acquisition of the operations of certain businesses, as well as for periods after acquisition. Management believes that the remedies existing under specific purchase agreements and accruals established in the consolidated financial statements are sufficient.

Fuel purchase commitments

Historically, fuel costs represent approximately 3% to 6% of revenue. Due to the significance of fuel expenses, particularly diesel fuel, to the operations of the Company and the historical volatility of fuel prices, the Company has initiated a program to minimize the fluctuations in the price of its diesel fuel purchases. The intent of the program is to mitigate the impact of fuel price changes on the Company's operating margins and overall profitability by entering into forward supply contracts ("FSCs") with certain vendors. The FSCs generally stipulate set bulk delivery volumes at prearranged prices for a set period. The volumes agreed to be purchased by the Company are well below the forecasted total bulk fuel needs for the given location. Therefore, the risk of being forced to purchase fuel through the FSCs that is not required by the Company is minimal. Also, to the extent that the Company enters FSCs for portions of its total fuel needs, it may not realize the benefit of decreases in fuel prices. Conversely, to the extent that the Company does not enter into FSCs for portions of its total fuel needs, it may be adversely affected by increases in fuel prices.

Potential Pension Plan funding requirements

Greyhound and certain of its subsidiaries sponsor the following U.S. deferred benefit pension plans (the "Greyhound U.S. Plans"):

      - Greyhound Lines, Inc. Salaried Employees Defined Benefit Plan ("Greyhound Salaried Plan");

      - Greyhound Lines, Inc. Amalgamated Transit Union Local 1700 Council Retirement & Disability Plan ("ATU Plan");

      -     Texas, New Mexico and Oklahoma Coaches, Inc. Employees Retirement
            Plan;

      - Vermont Transit Co. Inc. Employees Defined Benefit Pension Plan ("Vermont Transit Plan");

      -     Carolina Coach Company Pension Plan;

      - Carolina Coach Company International Association of Machinist Pension Plan; and

      -     Carolina Coach Company Amalgamated Transit Union Pension Plan.

The ATU Plan covers approximately 14,000 current and former employees hired before November 1, 1983 by Greyhound, fewer than 1,000 of whom are active employees. The ATU Plan provides retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Under the terms of the collective bargaining agreement, participants in this plan accrue benefits as long as no contributions are due from the Company. During fiscal 2002, the ATU Plan actuary advised the Company and the union that the decline in the financial markets had made it likely that contributions to the ATU Plan would be required for the plan in calendar 2002. The Company and union met and agreed to freeze service and wage accruals effective March 15, 2002. The Greyhound Salaried Plan covered salaried employees of Greyhound through May 7, 1990, when the plan was curtailed. The Vermont Transit Plan covered substantially all employees at Vermont Transit Company through June 30, 2000, when the plan was curtailed. The other Greyhound U.S. Plans cover salaried and hourly personnel of other Greyhound subsidiaries. Except as described below, it is the Company's policy to fund the minimum required contribution under existing laws.

As of December 31, 2002, the Greyhound U.S. Plans had a combined projected benefit obligation ("PBO"), discounted at 6.5%, of $768.0 million. The ATU Plan represents approximately 90% of the PBO. Over the last two calendar years, the PBO has increased $69.5 million as interest accretion on the obligation and the effect of a decrease in the discount rate of 1.3% have more that offset reductions due to benefit payments. In addition, plan assets have declined $216.1 million over the last two calendar years due to benefit payments and losses on plan assets. As a result, although plan assets exceeded the PBO by $41.6 million at December 31, 2000, the PBO now exceeds plan assets resulting in the plans being underfunded by $244.0 million at December 31, 2002.

Further, in connection with its bankruptcy reorganization, the Company and the United States Pension Benefit Guaranty Corporation ("PBGC"), a United States government agency that administers the mandatory termination insurance program for defined benefit pension plans under the Employee Retirement Income Security Act ("ERISA"), have agreed to the economic terms relating to claims asserted by the PBGC against the Debtors regarding the funding levels of the Greyhound U.S. Plans (the "PBGC Agreement"). Under the PBGC Agreement, upon the consummation of the Plan on June 23, 2003, the Company and its subsidiaries contributed $50 million in cash to the Greyhound U.S. Plans and LII issued 3,777,419 shares of its common stock equal in value to $50 million to a trust (the "Pension Plan Trust"). Further, LII will contribute an additional $50 million in cash to the Greyhound U.S. Plans in June 2004.

The PBGC Agreement provides that the PBGC will be granted a first priority lien on the common stock held in the Pension Plan Trust. The trustee of the Pension Plan Trust will sell the common stock as soon as practicable, but in no event later than the end of 2004. All proceeds from sales of this stock will be contributed directly to the Greyhound U.S. Plans. If the proceeds from the sales of common stock exceed $50 million, the excess amount may be credited against the next-due minimum funding obligations of the Company and its subsidiaries, but will not reduce the June 2004 required contribution under the PBGC Agreement. If the proceeds from the sales of common stock do not aggregate $50 million, the Company and its subsidiaries will be required to contribute the amount of the shortfall in cash to the Greyhound U.S. Plans at the end of calendar 2004.

These contributions and transfers will be in addition to the contributions to the Greyhound U.S. Plans, if any, required under the minimum funding requirements of ERISA. The PBGC also will receive a second priority lien on the assets of the Company's operating subsidiaries (other than Greyhound and its subsidiaries).

Based upon current regulations and plan asset values at April 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made consistent with the terms of the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in prescribed actuarial mortality tables or discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

NOTE 8- SHAREHOLDERS' EQUITY (DEFICIENCY)

(1) CAPITAL STOCK

On June 23, 2003, the effective date of the Plan (See Note 1), all outstanding Common Shares, options to acquire Common Shares and Preference Shares were cancelled.

(2) ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the following: $ (in millions)

                               UNREALIZED
                                GAIN ON                FOREIGN CURRENCY                PENSION                 ACCUMULATED OTHER
                               SECURITIES                   ITEMS                     ADJUSTMENT               COMPREHENSIVE LOSS
                               ----------                   -----                     ----------               ------------------
Nine months ended
May 31,                     2003         2002         2003          2002          2003          2002          2003          2002
-------                     ----         ----         ----          ----          ----          ----          ----          ----
Beginning balance         $    4.6     $    0.9     $ (171.4)     $ (169.3)     $  (91.9)     $     --      $ (258.7)     $ (168.4)
Current period change          9.2          2.1         46.2           4.9        (176.4)        (72.8)       (121.0)        (65.8)
                          --------     --------     --------      --------      --------      --------      --------      --------
Ending balance            $   13.8     $    3.0     $ (125.2)     $ (164.4)     $ (268.3)     $  (72.8)     $ (379.7)     $ (234.2)
                          ========     ========     ========      ========      ========      ========      ========      ========

The Company is required to record an additional minimum pension liability when the pension plans' accumulated benefit obligation exceeds the plans' assets by more than the amounts previously accrued for as pension costs. These charges are recorded as an increase to shareholders' deficiency, as a component of accumulated other comprehensive loss. During the nine months ended May 31, 2003, after obtaining the most recent actuarial valuation, the Company recorded an increase in the minimum liability of $176.4 million (May 31, 2002 - $72.8 million).

NOTE 9 - OTHER FINANCING RELATED EXPENSES

During the nine months ended May 31, 2003, the Company incurred $35.0 million (May 31, 2002 - $42.6 million) in professional fees and other costs as a result of (i) events of default under the Company's $1.425 billion syndicated bank facility (the "Facility"), (ii) events of default on certain Company debentures totalling $2.04 billion (the "Debentures") and (iii) the voluntary petition for reorganization as described in Note 1. Professional fees and other costs include financing, accounting, legal and consulting services incurred by the Company during the negotiations with the Facility members and Debenture holders and related to the voluntary petition for reorganization.

Upon completion of the reorganization, the Company will pay completion fees, which have been estimated to be $15 million. The Company accrued for these fees during the three months ended February 28, 2003 as "other financing related expenses".

NOTE 10 - SEGMENTED INFORMATION

The Company has five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. The Education services segment provides school bus transportation throughout Canada and the United States. Public Transit services provide municipal and paratransit bus transportation within the United States. The Greyhound segment provides inter-city and tourism bus transportation throughout North America. Healthcare Transportation services provides services in the United States. The Emergency Management services segment provides services in the United States.

The Company has changed the reportable segments as compared to prior periods. The former Contract Bus services segment, which consisted of the school bus transportation operations and the municipal and paratransit bus transportation operations, has been split into two distinct segments: the Education services segment and the Public Transit segment. The former Healthcare services segment, which formerly consisted of the Healthcare Transportation operations and the Emergency Management operations, has been also split into two distinct segments: the Healthcare Transportation services segment and the Emergency Management services segment.

The Company evaluates performance and allocates resources based on income from operations before depreciation and amortization. The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to the Consolidated Financial Statements as at August 31, 2002. The Company's reportable segments are business units that offer different services and are each managed separately.

SERVICES

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       MAY 31,                   MAY 31,
                                                                       -------                   -------
$ (in millions)                                                   2003         2002         2003         2002
---------------                                                   ----         ----         ----         ----
EDUCATION SERVICES
Revenue                                                         $  457.9     $  451.0     $1,314.8     $1,299.4
Income from operations before
  depreciation and amortization                                    116.1        116.0        302.0        321.8
                                                                --------     --------     --------     --------
PUBLIC TRANSIT SERVICES
Revenue                                                         $   72.8     $   81.0     $  212.1     $  233.9
Income from operations before
  depreciation and amortization                                      5.6          2.7          7.3          4.0
                                                                --------     --------     --------     --------
GREYHOUND
Revenue                                                         $  291.4     $  297.5     $  847.5     $  863.2
Income from operations before
  depreciation and Amortization                                      3.4         14.5          5.8         32.8
                                                                --------     --------     --------     --------
HEALTHCARE TRANSPORTATION SERVICES
Revenue                                                         $  259.8     $  251.1     $  759.3     $  737.3
Income from operations before
  depreciation and amortization                                     18.6         22.8         55.8         57.9
                                                                --------     --------     --------     --------
EMERGENCY MANAGEMENT SERVICES
Revenue                                                         $  120.9     $  106.7     $  352.0     $  320.9
Income from operations before
  depreciation and amortization                                      7.2          5.7         21.9         20.1
                                                                --------     --------     --------     --------


CONSOLIDATED

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           MAY 31,                    MAY 31,
                                                           -------                    -------
$ (in millions)                                      2003          2002          2003          2002
---------------                                      ----          ----          ----          ----
Revenue                                            $1,202.8      $1,187.3      $3,485.7      $3,454.7
                                                   --------      --------      --------      --------
Income from operations before
  depreciation and amortization                       150.9         161.7         392.8         436.6
Depreciation and amortization expense                 (77.2)        (99.6)       (229.3)       (293.7)
                                                   --------      --------      --------      --------
Income from operating segments                         73.7          62.1         163.5         142.9
Interest expense                                       (6.6)         (6.6)        (19.6)        (21.5)
Other financing related expenses                       (3.9)        (13.1)        (35.0)        (42.6)
Other income                                            0.5           1.9          15.0           9.0
Income tax expense                                     (1.5)         (1.5)         (4.5)         (4.7)
Income for the period before cumulative effect     --------      --------      --------      --------
  of change in accounting principle                $   62.2      $   42.8      $  119.4      $   83.1
                                                   ========      ========      ========      ========

NOTE 11 - CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN REORGANIZATION PROCEEDINGS

             CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MAY 31, 2003

                                                              ENTITIES IN       ENTITIES NOT IN
                                                             REORGANIZATION     REORGANIZATION                     CONSOLIDATED
$ (in millions)                                               PROCEEDINGS        PROCEEDINGS        ELIMINATIONS      TOTALS
---------------                                               -----------        -----------        ------------      ------
Revenue                                                         $      --          $ 1,202.8          $      --        1,202.8
Operating, selling, general and
  administrative expenses                                             2.1            1,049.8                 --        1,051.9
Depreciation and amortization expense                                  --               77.2                 --           77.2
Intercompany management fees (income)                                 5.5               (5.5)                --             --
                                                                ---------          ---------          ---------      ---------
Income (loss) from operating segments                                (7.6)              81.3                 --           73.7
Interest income (expense), net of other income                       (1.2)              (4.9)                --           (6.1)
Intercompany interest income (expense)                                3.0               (3.0)                --             --
Other financing related expenses                                     (2.6)              (1.3)                --           (3.9)
Equity in earnings of intercompany investments                       70.7                 --              (70.7)            --
                                                                ---------          ---------          ---------      ---------
Income (loss) before income taxes                                    62.3               72.1              (70.7)          63.7
Income tax expense                                                   (0.1)              (1.4)                --           (1.5)
                                                                ---------          ---------          ---------      ---------
Net income (loss)                                               $    62.2          $    70.7          $   (70.7)     $    62.2
                                                                =========          =========          =========      =========

             CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MAY 31, 2003

                                                      ENTITIES IN     ENTITIES NOT IN
                                                     REORGANIZATION    REORGANIZATION    CONSOLIDATED
$ (in millions)                                       PROCEEDINGS       PROCEEDINGS         TOTALS
---------------                                       -----------       -----------         ------
Net cash provided by operating activities                $    5.9          $  193.8          $  199.7
                                                         --------          --------          --------
Cash flows from investing activities:
Purchase of property and equipment and
  other assets, net of proceeds from sale                $   (1.4)         $ (102.8)         $ (104.2)
Expended on acquisition                                        --              (1.4)             (1.4)
Net increase (decrease) in long-term Investments              0.1              (3.1)             (3.0)
                                                         --------          --------          --------
Net cash used in investing activities                    $   (1.3)         $ (107.3)         $ (108.6)
                                                         --------          --------          --------
Cash flows from financing activities:
Net increase in long-term debt and
  other non-current liabilities                          $     --          $   18.6          $   18.6
                                                         --------          --------          --------
Net cash provided by financing activities                $     --          $   18.6          $   18.6
                                                         --------          --------          --------
Net increase in cash and cash equivalents                $    4.6          $  105.1          $  109.7
Cash and cash equivalents at:
  Beginning of period                                        73.1             207.5             280.6
                                                         --------          --------          --------
  End of period                                          $   77.7          $  312.6          $  390.3
                                                         ========          ========          ========

             CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED MAY 31, 2003

                                                         ENTITIES IN       ENTITIES NOT IN
                                                        REORGANIZATION      REORGANIZATION                           CONSOLIDATED
$ (in millions)                                          PROCEEDINGS          PROCEEDINGS        ELIMINATIONS           TOTALS
---------------                                          -----------          -----------        ------------           ------
Revenue                                                     $       --          $  3,485.7          $       --          $  3,485.7
Operating, selling, general and
  administrative expenses                                          8.9             3,084.0                  --             3,092.9
Depreciation and amortization expense                              0.1               229.2                  --               229.3
Intercompany management fees (income)                            (27.2)               27.2                  --                  --
                                                            ----------          ----------          ----------          ----------
Income from operating segments                                    18.2               145.3                  --               163.5
Interest income (expense),
  net of other income (loss)                                      10.1               (14.7)                 --                (4.6)
Intercompany interest income (expense)                             9.4                (9.4)                 --                  --
Other financing related expenses                                 (28.2)               (6.8)                 --               (35.0)
Equity in earnings of intercompany investments                   110.9                  --              (110.9)                 --
                                                            ----------          ----------          ----------          ----------
Income (loss) before income taxes                                120.4               114.4              (110.9)              123.9
Income tax expense                                                (1.0)               (3.5)                 --                (4.5)
                                                            ----------          ----------          ----------          ----------
Net income (loss) before cumulative effect of
  change in accounting principle                                 119.4               110.9              (110.9)              119.4
Cumulative effect of change in accounting principle                 --            (2,205.4)                 --            (2,205.4)
Equity in loss from the cumulative effect of
  change in accounting principle of
  intercompany investments                                    (2,205.4)                 --             2,205.4                  --
                                                            ----------          ----------          ----------          ----------
Net income (loss)                                           $ (2,086.0)         $ (2,094.5)         $  2,094.5          $ (2,086.0)
                                                            ==========          ==========          ==========          ==========

             CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED MAY 31, 2003

                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION    REORGANIZATION     CONSOLIDATED
$ (in millions)                                      PROCEEDINGS       PROCEEDINGS          TOTALS
                                                     -----------       -----------          ------
Net cash provided by operating activities            $       25.8      $      238.0      $      263.8
                                                     ------------      ------------      ------------
Cash flows from investing activities:
Purchase of property and equipment and
  other assets, net of proceeds from sale            $       (1.4)     $     (207.3)     $     (208.7)
  Expended on acquisition                                      --              (4.6)             (4.6)
Net decrease (increase) in long-term Investments              0.8             (38.1)            (37.3)
Proceeds from sale of assets                                   --                --                --
                                                     ------------      ------------      ------------
Net cash used in investing activities                $       (0.6)     $     (250.0)     $     (250.6)
                                                     ------------      ------------      ------------
Cash flows from financing activities:
Net increase in long-term debt and
  other non-current liabilities                      $         --      $       33.6      $       33.6
                                                     ------------      ------------      ------------
Net cash provided by financing activities            $         --      $       33.6      $       33.6
                                                     ------------      ------------      ------------
Net increase in cash and cash equivalents            $       25.2      $       21.6      $       46.8
Cash and cash equivalents at:
  Beginning of period                                        52.5             291.0             343.5
                                                     ------------      ------------      ------------
  End of period                                      $       77.7      $      312.6      $      390.3
                                                     ============      ============      ============

                  CONDENSED COMBINED CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2003

                                       ENTITIES IN     ENTITIES NOT IN
                                     REORGANIZATION    REORGANIZATION                       CONSOLIDATED
$ (in millions)                        PROCEEDINGS       PROCEEDINGS      ELIMINATIONS         TOTALS
---------------                        -----------       -----------      ------------         ------
Current assets                          $     95.6        $  1,195.8        $       --        $  1,291.4
Intercompany receivables
  and investments                          2,618.9                --          (2,618.9)               --
Long-term investments                         11.0             458.0                --             469.0
Property and equipment                         1.2           1,700.6                --           1,701.8
Goodwill                                        --             781.9                --             781.9
Other assets                                  36.4              35.2             (34.8)             36.8
                                        ----------        ----------        --------          ----------
                                        $  2,763.1        $  4,171.5        $ (2,653.7)       $  4,280.9
                                        ----------        ----------        --------          ----------
Current liabilities                     $     27.0        $    623.1        $       --        $    650.1
Intercompany payables                           --           1,005.1          (1,005.1)               --
Non-current liabilities                       11.9             929.5             (34.8)            906.6
Liabilities subject to compromise          3,977.1                --                --           3,977.1
Shareholders' deficiency                  (1,252.9)          1,613.8          (1,613.8)         (1,252.9)
                                        ----------        ----------        --------          ----------
                                        $  2,763.1        $  4,171.5        $ (2,653.7)       $  4,280.9
                                        ==========        ==========        ==========        ==========

             CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MAY 31, 2002

                                                   ENTITIES IN      ENTITIES NOT IN
                                                  REORGANIZATION    REORGANIZATION                       CONSOLIDATED
$ (in millions)                                     PROCEEDINGS       PROCEEDINGS      ELIMINATIONS         TOTALS
---------------                                     -----------       -----------      ------------         ------
Revenue                                                $     --         $ 1,187.3          $     --         $ 1,187.3
Operating, selling, general and
  administrative expenses                                   2.9           1,022.7                --           1,025.6
Depreciation and amortization expense                       0.1              99.5                --              99.6
Intercompany management fees (income)                     (22.8)             22.8                --                --
                                                       --------         ---------          --------         ---------
Income from operating segments                             19.8              42.3                --              62.1
Interest expense, net of other income                      (0.3)             (4.4)               --              (4.7)
Intercompany interest income (expense)                     29.7             (29.7)               --                --
Other financing related expenses                          (10.0)             (3.1)               --             (13.1)
Equity in earnings of intercompany investments            128.1                --            (128.1)               --
                                                       --------         ---------          --------         ---------
Income (loss) before income taxes                         167.3               5.1            (128.1)             44.3
Income tax expense                                         (0.4)             (1.1)               --              (1.5)
Intercompany transfer of income tax losses               (124.1)            124.1                --                --
                                                       --------         ---------          --------         ---------
Net income (loss)                                      $   42.8         $   128.1          $ (128.1)        $    42.8
                                                       ========         =========          ========         =========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MAY 31, 2002

                                               ENTITIES IN    ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION    CONSOLIDATED
$ (in millions)                                PROCEEDINGS      PROCEEDINGS        TOTALS
---------------                                -----------      -----------        ------
Net cash provided by operating activities     $       10.9     $      130.5      $      141.4
                                              ------------     ------------      ------------
Cash flows from investing activities:
Purchase of property and equipment and
  other assets, net of proceeds from sale     $         --     $      (75.6)     $      (75.6)
Expended on acquisitions                                --             (1.4)             (1.4)
Net increase in long-term investments                   --            (10.2)            (10.2)
                                              ------------     ------------      ------------
Net cash used in investing activities         $         --     $      (87.2)     $      (87.2)
                                              ------------     ------------      ------------
Cash flows from financing activities:
Net decrease in long-term debt and
  other long-term liabilities                 $         --     $      (15.7)     $      (15.7)
                                              ------------     ------------      ------------
Net cash used in financing activities         $         --     $      (15.7)     $      (15.7)
                                              ------------     ------------      ------------
Net increase in cash and cash equivalents     $       10.9     $       27.6      $       38.5
Cash and cash equivalents at:
  Beginning of period                                 77.4            216.6             294.0
                                              ------------     ------------      ------------
  End of period                               $       88.3     $      244.2      $      332.5
                                              ============     ============      ============

             CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED MAY 31, 2002

                                                   ENTITIES IN      ENTITIES NOT IN
                                                  REORGANIZATION    REORGANIZATION                       CONSOLIDATED
$ (in millions)                                    PROCEEDINGS       PROCEEDINGS       ELIMINATIONS        TOTALS
---------------                                    -----------       -----------       ------------        ------
Revenue                                                $     --         $ 3,454.7          $     --         $ 3,454.7
Operating, selling, general and
  administrative expenses                                   8.4           3,009.7                --           3,018.1
Depreciation and amortization expense                       0.2             293.5                --             293.7
Intercompany management fees (income)                     (52.8)             52.8                --                --
                                                       --------         ---------          --------         ---------
Income from operating segments                             44.2              98.7                --             142.9
Interest expense, net of other income                      (2.3)            (10.2)               --             (12.5)
Intercompany interest income (expense)                    195.7            (195.7)               --                --
Other financing related expenses                          (31.6)            (11.0)               --             (42.6)
Equity in earnings of intercompany investments              2.3                --              (2.3)               --
                                                       --------         ---------          --------         ---------
Income (loss) before income taxes                         208.3            (118.2)             (2.3)             87.8
Income tax expense                                         (1.1)             (3.6)               --              (4.7)
Intercompany transfer of income tax losses               (124.1)            124.1                --                --
                                                       --------         ---------          --------         ---------
Net income (loss)                                      $   83.1         $     2.3          $   (2.3)        $    83.1
                                                       ========         =========          ========         =========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED MAY 31, 2002

                                                        ENTITIES IN     ENTITIES NOT IN
                                                       REORGANIZATION   REORGANIZATION     CONSOLIDATED
$ (in millions)                                         PROCEEDINGS      PROCEEDINGS          TOTALS
---------------                                         -----------      -----------          ------
Net cash provided by operating activities                   $   45.2         $  206.5          $  251.7
                                                            --------         --------          --------
Cash flows from investing activities:
Purchase of property and equipment and
  other assets, net of proceeds from sale                   $     --         $ (153.7)         $ (153.7)
Net increase in long-term investments                             --            (19.4)            (19.4)
Expended on acquisitions                                          --             (1.9)             (1.9)
Proceeds from sale of assets                                     1.2              3.0               4.2
                                                            --------         --------          --------
Net cash provided by (used in) investing activities         $    1.2         $ (172.0)         $ (170.8)
                                                            --------         --------          --------
Cash flows from financing activities:
Net decrease in long-term debt and other
  long-term liabilities                                     $     --         $  (29.6)         $  (29.6)
                                                            --------         --------          --------
Net cash used in financing activities                       $     --         $  (29.6)         $  (29.6)
                                                            --------         --------          --------
Net increase in cash and cash equivalents                   $   46.4         $    4.9          $   51.3
Cash and cash equivalents at:
  Beginning of period                                           41.9            239.3             281.2
                                                            --------         --------          --------
  End of period                                             $   88.3         $  244.2          $  332.5
                                                            ========         ========          ========

NOTE 12 - UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with U.S. GAAP and conform in all material respects with Canadian GAAP, except as follows:

Nine months ended May 31, $ (millions)                   2003            2002
--------------------------------------                   ----            ----
Net income (loss) in accordance with U.S. GAAP         $(2,086.0)     $    83.1
Effects of differences in accounting for:
     Costs of start-up activities (a)                       (9.9)         (10.5)
     Impairment charges under Canadian GAAP (b)               --         (194.7)
     Impairment charges under U.S. GAAP (b)              2,205.4             --
     Reduced goodwill amortization (b)                        --           44.0
                                                       ---------      ---------
Net income (loss) in accordance with Canadian GAAP     $   109.5      $   (78.1)
                                                       ---------      ---------
Basic and diluted net income (loss) per share          $    0.34      $   (0.24)
                                                       =========      =========

The amounts in the consolidated balance sheets that materially differ from those reported under U.S. GAAP are as follows: $ (in millions)

                                          MAY 31, 2003             August 31, 2002*
                                          ------------             ----------------
                                      U.S.        CANADIAN        U.S.        Canadian
                                      GAAP          GAAP          GAAP          GAAP
                                      ----          ----          ----          ----
ASSETS:
Other current assets (a)            $   63.7      $   64.5      $   56.3      $   64.0
Long-term investments (c)              469.0         455.2         417.9         413.3
Goodwill (b)                           781.9         807.6       2,976.8         813.1
Pension asset (c)                       16.8          49.1          10.8          43.1
Deferred charges (a)                    20.0          24.7          12.0          19.6

LIABILITIES AND SHAREHOLDERS'
  DEFICIENCY:

Other long-term liabilities (c)        666.0         430.0         442.1         382.5
Cumulative foreign currency
  translation adjustments (c)             --        (125.2)           --        (171.4)
Deficit (a and b)                   (3,103.7)     (3,072.5)     (1,017.7)     (3,166.1)
Accumulated other comprehensive
  loss (c)                            (379.7)           --        (258.7)           --
                                    --------      --------      --------      --------

* Refer to Note 28 of the Notes to the Consolidated Financial Statements as of August 31, 2002.

(a)   Reporting on the costs of start-up activities

During fiscal 2000, the Company applied SOP 98-5. As a result, during fiscal 2000, the Company expensed $27.3 million in unamortized costs of start-up activities as a cumulative effect of a change in accounting principle under U.S. GAAP. Under Canadian GAAP, SOP 98-5 is not applicable. As a result, under Canadian GAAP, the Company did not record the $27.3 million change in accounting principle amount and continued with the policy of deferring start-up costs and amortizing the deferrals over a reasonable period representing an overall adjustment to conform to Canadian GAAP of $9.9 million expense and $10.5 million expense during the nine months ended May 31, 2003 and the nine months ended May 31, 2002, respectively.

(b)   Goodwill impairment

Prior to fiscal 2003, the Company had different accounting policies for determining goodwill impairment for Canadian and U.S. GAAP reporting. This difference in accounting policy resulted in additional goodwill impairment losses under Canadian GAAP totalling $2,273.8 million for the years ended August 31, 1999 through and including August 31, 2002 (during the nine months ended May 31, 2002, the Company recorded a goodwill impairment loss totalling $194.7 million under Canadian GAAP). As a result of the reduced goodwill impairment charges under U.S. GAAP, additional goodwill amortization totalling $44.0 million was recorded for the nine months ended May 31, 2002.

As of September 1, 2002, the Company followed the guidelines of SFAS No. 142, "Goodwill and Other Intangible Assets" and similar guidance under Canadian GAAP. The guidance in both countries discontinue the amortization of intangible assets with indefinite useful lives. In addition, the Company was required to test goodwill and intangible assets with an indefinite life for impairment in accordance with the provisions of SFAS 142 and Canadian GAAP. Pursuant to the guidance, any impairment loss is to be recorded directly through the deficit account on the consolidated statement of deficit for Canadian GAAP and recorded as a cumulative effect of change in accounting principle on the consolidated statement of operations for U.S. GAAP. On September 1, 2002, under Canadian GAAP, this resulted in an impairment charge totalling $16.0 million. Under U.S. GAAP, this resulted in an impairment loss totalling $2,205.4 million, recorded as a cumulative effect of change in accounting principle.

(c)   Comprehensive income

U.S. GAAP requires that a comprehensive income statement be prepared. Under U.S. GAAP, SFAS No. 87, "Employers Accounting for Pensions", required the Company to record an increase in the additional minimum pension liability. Also, under U.S. GAAP, available-for-sale securities are to be reported at their fair values, with unrealized gains or losses reported in a separate component of shareholders' equity along with the cumulative foreign currency translation adjustments and the SFAS No. 87, pension adjustment. These amounts are reported under the balance sheet caption "Accumulated other comprehensive loss".

Canadian GAAP does not have the concept of comprehensive income (loss). The cumulative foreign currency translation adjustment is reported in a separate component of shareholders' equity. The cumulative SFAS No. 87 pension adjustment (May 31, 2003 - $268.3 million, August 31, 2002 - $91.9 million) under U.S. GAAP is not recorded under Canadian GAAP. In addition, the recording of the available-for-sale securities at their fair values (May 31, 2003 - $13.8 million, August 31, 2002 - $4.6 million) is not recorded under Canadian GAAP.

NOTE 13 - FURTHER INFORMATION ON LITIGATION

Safety-Kleen settlement

The Company owns 44% of the common shares of Safety-Kleen. On June 9, 2000, Safety-Kleen announced that it and 73 of its U.S. subsidiaries filed voluntary petitions for chapter 11 relief in the United States Bankruptcy Court for the District of Delaware.

Following Safety-Kleen's filing for petition for chapter 11 relief, the Debtors asserted various claims against Safety-Kleen, and Safety-Kleen and various Safety-Kleen constituencies, including certain current directors of Safety-Kleen (the "Safety-Kleen Directors") and Toronto Dominion (Texas), Inc. ("TD-Texas"), as administrative agent for the secured lenders of Safety-Kleen, asserted various claims against the Debtors. In November 2001, the bankruptcy court hearing Safety-Kleen's chapter 11 proceedings and the Bankruptcy Court held a joint conference and determined that mediation would occur for the claims between the Debtors and the various Safety-Kleen constituencies. Certain claims asserted by the former corporate secretary and general counsel (Mr. Taylor) of Safety-Kleen and certain of its predecessors and by the former chief financial officer (Mr. Humphreys) of Safety-Kleen were not included in the mediation.

The mediation proceedings were held in April 2002 and, on July 18, 2002, the parties to the mediation announced that they had reached a settlement. Pursuant to the settlement, the Company agreed to withdraw with prejudice its claim of up to $6.5 billion in Safety-Kleen's bankruptcy proceedings, the Company allowed a claim of $225.0 million as a general unsecured claim in Class 6 under its plan of reorganization in favor of Safety-Kleen and other claims asserted against the Company by Safety-Kleen, the Safety-Kleen Directors and the Safety-Kleen secured lender group, including claims of TD-Texas, are deemed withdrawn with prejudice. In addition, as part of this compromise and settlement, claims against Safety-Kleen by certain current and former Company officers and directors for indemnity and contribution will be deemed withdrawn with prejudice. Also, the Company agreed to allow a claim of $71.4 million as a general unsecured claim under its plan of reorganization in favor of TD-Texas as claimant under a $60.0 million promissory note issued by Safety-Kleen and guaranteed by the Company that was assigned to TD-Texas.

On August 16, 2002, the bankruptcy court hearing Safety-Kleen's chapter 11 proceeding approved the settlement. On August 30, 2002, the Bankruptcy Court approved the settlement. On September 11, 2002, the Canadian Court approved the settlement. As part of the compromise and settlement, the Company will be released from its indemnification obligations relating to certain environmental matters and Safety-Kleen will cause the claim of the South Carolina Department of Health and Environmental Control ("DHEC") against the Company be withdrawn with prejudice. Safety-Kleen announced a settlement with DHEC in mid-October 2002. Releases satisfactory to the parties will be exchanged, and there will be no admission of liability by any party to the agreement or any person providing releases under the agreement. The settlement is conditioned upon, among other things, the consummation of the settlement agreement between Safety-Kleen and DHEC, which is conditioned upon the confirmation and effectiveness of a plan of reorganization of Safety-Kleen. As a result, the Company provided $225.0 million in fiscal 2001 to reflect this settlement and the claim allowed to Safety-Kleen and for the termination of the Company's claims for indemnification, contribution or subrogation from Safety-Kleen and the Safety-Kleen Directors, as well as the termination of claims against the Company by Safety-Kleen, the Safety-Kleen Directors and the Safety-Kleen secured lender group, including the claims brought by TD-Texas.

Securities Litigation - Shareholder actions

As a result of the Company's voluntary petitions for relief under the protection of the Bankruptcy Code and the CCAA, the actions described below were stayed with respect to the Debtors. In addition, certain of these proceedings have been settled as described below. Upon emergence from the Company's chapter 11 proceedings, the claims against the Debtors discussed below that had not been settled were be extinguished. Any remaining claims against current or former directors and officers will continue to remain outstanding.

Three actions, filed against the Company and others, are pending in the United States District Court for the District of South Carolina. These cases have been consolidated. Plaintiffs assert claims under the federal securities laws that the Company's financial statements had accounting irregularities based on the Company's incorporation and/or consolidation of the financial results of Safety-Kleen in the reported consolidated financial results of the Company. PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada) have agreed to a settlement with the plaintiff class.

On September 18, 2000, the Company was added as a defendant in a consolidated amended securities fraud class action complaint that had previously been pending in the United States District Court for the District of South Carolina against Safety-Kleen and others. Safety-Kleen, which is in a chapter 11 reorganization proceeding, was dismissed as a defendant. In the currently active complaint, plaintiffs allege that, during the class period, in violation of the federal securities laws, the defendants disseminated to the investing public false and misleading financial statements and press releases concerning the financial statements and results of operations of LESI and Safety-Kleen. Plaintiffs further allege that the proxy statement, prospectus and registration statement pursuant to which LESI and Old Safety-Kleen were merged contained false and misleading financial information. PricewaterhouseCoopers LLP has agreed to a settlement with the plaintiff class.

A consolidated amended class action complaint for violations of federal securities laws was filed in the United States District Court for the District of South Carolina against the Company and other parties. In this complaint, the plaintiffs alleged that the defendants caused to be disseminated a proxy statement that contained misrepresentations and omissions of a materially false and misleading nature. On June 7, 2001, the court dismissed the claims against the Company and some of the defendants. The plaintiffs then filed a motion seeking leave to file an amended complaint that asserts a common law claim for negligent misrepresentation against the Company and other defendants. The court granted the motion after the Company's chapter 11 filing, then subsequently vacated its order granting the motion with respect to the Company.

Certain of the defendants in the above referenced actions asserted claims for indemnification against the Company. As a result of the Safety-Kleen settlement described above, claims of the seven Safety-Kleen Directors will be withdrawn with prejudice. The Safety-Kleen settlement would not affect the claims of Messrs. Humphreys and Taylor.

Securities Litigation - Bondholder actions

As a result of the Company's voluntary petitions for relief under the protection of the Bankruptcy Code and the CCAA, the actions described below were stayed with respect to the Company. In addition, certain of these proceedings have been settled as described below. As a result of the emergence, the claims against the Company and the other Debtors discussed below that had not been settled were extinguished. Any remaining claims against current or former directors and officers will continue to remain outstanding.

On July 24, 2002, the parties entered into an agreement to settle the securities litigation described below (the "Bondholder Settlement Agreement"). The Bondholder Settlement Agreement provides for a release of all claims that the plaintiffs have and may have against the Company and the other defendants, including some of the Company's current or former officers and directors, the underwriter defendants, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). The other defendants, including the Company, will also release or have already released various claims against each other. The Bondholder Settlement Agreement was approved by the Bankruptcy Court and the Canadian Court on August 30, 2002 and September 11, 2002, respectively, and by the federal court in South Carolina on December 17, 2002. Subject to the Bondholder Settlement Agreement being fully implemented on the current terms, the plaintiff bondholder classes would be paid $42.875 million, and the estate of the Company would receive $12.5 million. The Bondholder Settlement Agreement provides for two different effective dates. The settlement between PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada) and all other parties has already become effective, and the estate of the Company has received $11.5 million of the settlement proceeds. The remaining $1.0 million was received upon the Company's emergence from bankruptcy. The Bondholder Settlement Agreement encompasses the following cases:

- John Hancock Life Insurance Company, New York Life Insurance Company, Aid Association for Lutherans, American General Annuity Insurance Company and the Variable Annuity Life Insurance Company filed a securities fraud class action in the United States District Court for the Southern District of New York against the Company, certain of the Company's current or former officers and directors, various underwriters in the Company's sale of certain notes (the "Prepetition Notes"), and its auditors, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). Plaintiffs assert claims under the federal securities laws and the common law of South Carolina, alleging that the registration statement and prospectus for the Prepetition Notes contained misleading statements with respect to the Company's financial condition and the relative priority of the Prepetition Notes. This action was transferred to the District of South Carolina.

- Barbara Meltzer filed a securities fraud class action complaint in the United States District Court for the District of South Carolina against the Company and certain of its current or former officers and directors. Plaintiff asserts claims under the federal securities laws that, during the class period, defendants disseminated to the investing public false and misleading financial statements and press releases concerning the relative priority of the Company's Prepetition Notes and the Company's publicly reported financial condition and future prospects. This action and the Hancock action discussed above were consolidated by order of the South Carolina federal court dated June 20, 2001, and the caption of the case was changed to In re Laidlaw Bondholders Litigation.

- The Bondholder Settlement Agreement also includes the settlement of a class action brought by certain Company bondholders against Citibank, N.A., the indenture trustee for the Prepetition Notes.

- Westdeutsche Landesbank Girozentrale, New York Branch, filed a securities fraud class action complaint against the Company in the United States District Court for the Southern District of New York. Other defendants in the proceeding include certain of the Company's current or former officers and directors, various underwriters in the Company's sale of the Prepetition Notes, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). Plaintiff alleges that defendants disseminated to the investing public false and misleading financial statements and press releases concerning the Company's obligations with respect to prepetition indentures entered into in 1992 and 1997 and the Company's prepetition credit facility.

In addition to the claims resolved under the Bondholder Settlement Agreement, the Company is party to the following securities litigation:

- Pending before the federal court in South Carolina is the In re Safety-Kleen Corp. Bondholders Securities Litigation filed on January 23, 2001. This consolidated complaint consolidates the allegations originally brought by plaintiffs in a South Carolina District Court action and a Delaware District Court action against the Company, certain of its current or former officers and directors and others. Plaintiffs assert claims under the federal securities laws and allege that the defendants controlled the functions of Safety-Kleen, including the content and dissemination of its financial statements and public filings, which plaintiffs contend to be false and misleading.

- A complaint for violation of California Corporate Securities Law of 1968 and for common law fraud and negligent misrepresentation was filed on March 5, 2001 in the Superior Court of the State of California, County of Sacramento against the Company, certain of its current or former officers and directors and certain former officers and directors of Safety-Kleen. The plaintiffs in this case (Eaton Vance Distributors, Inc.; T. Rowe Price Associates, Inc.; Delaware Investment Advisors; John Hancock Funds, Inc; and Putnam Investments, Inc.) are purchasers or acquirers of specified bonds issued by the California Pollution Control Financing Authority on July 1, 1997 and secured by an indenture with Laidlaw Environmental Services and its successor Safety-Kleen. The action alleges that defendants made written or oral communications containing false statements or omissions about Laidlaw Environmental Services' and Safety-Kleen's business, finances and future prospects in connection with the offer for sale of those bonds, and that plaintiffs bought and retained the bonds in reliance on said statements and were injured thereby. After the Company's filing for bankruptcy, the California court dismissed the action as to some other defendants on the grounds that the court lacked personal jurisdiction over them. This dismissal was affirmed by the California intermediate appellate court.

NOTE 14 - SUBSEQUENT EVENT

As a part of its emergence from chapter 11 described in Note 1, LII obtained exit financing of approximately $1.225 billion. Approximately $1.0 billion of this financing was used to fund a portion of the distributions to the Company's creditors.

Pursuant to the Plan, LII domesticated into the United States as a Delaware corporation. In conjunction with the emergence from chapter 11, LII issued 100.0 million shares of new common stock for distribution to the Company's creditors. Approximately 31.1 million of these shares were issued to holders of Laidlaw bank debt claims (Class 4 under the Plan); approximately 57.9 million to holders of Laidlaw bond debt claims (Classes 5 and 5 A under the Plan) and approximately
11.0 million will be available for distribution to holders of general unsecured claims (Class 6 under the Plan). In addition, approximately 3.8 million shares were issued to a trust in connection with the Company's settlement with the PBGC relating to the funding level of certain subsidiary pension funds (See Note 7). Consistent with the Plan, the Company's common and preference stock was cancelled as of June 23, 2003.

Pursuant to the terms of the exit financing, including the senior secured credit facility (the "LII Facility") obtained by LII upon emergence from bankruptcy, LII is required to segregate the consolidated results of operations between the subsidiaries of LII not participating in the LII Facility (the "Excluded Subsidiaries") and LII and its remaining subsidiaries ("Other than Excluded Subsidiaries"). The Excluded Subsidiaries are comprised of Greyhound Lines, Inc. and its subsidiaries, Hotard Coaches, Inc. and Interstate Leasing Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MAY 31, 2003

                                                              OTHER THAN
                                                               EXCLUDED            EXCLUDED          CONSOLIDATED
($ millions)                                                 SUBSIDIARIES        SUBSIDIARIES           TOTALS
------------                                                 ------------        ------------           ------
Revenue                                                          $961.6             $241.2              $1,202.8
Operating expenses                                                747.1              182.7                 929.8
Selling, general and administration expenses                       61.6               60.5                 122.1
Depreciation expense                                               64.7               12.1                  76.8
Amortization expense                                                0.3                0.1                   0.4
                                                                 ------             ------              --------
Income (loss) from operating segments                              87.9              (14.2)                 73.7
Interest expense                                                   (1.1)              (5.5)                 (6.6)
Other financing related expenses                                   (3.9)                --                  (3.9)
Other income                                                         --                0.5                   0.5
                                                                 ------             ------              --------
Income (loss) before income taxes                                  82.9              (19.2)                 63.7
Income tax expense                                                 (1.1)              (0.4)                 (1.5)
                                                                 ------             ------              --------
Net income (loss)                                                 $81.8             ($19.6)                $62.2
                                                                 ------             ------              --------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MAY 31, 2003

                                                                        OTHER THAN
                                                                         EXCLUDED            EXCLUDED          CONSOLIDATED
($ millions)                                                           SUBSIDIARIES        SUBSIDIARIES           TOTALS
------------                                                           ------------        ------------           ------
Cash flows from operating activities:

Net income (loss)                                                      $ 81.8                  ($19.6)            $ 62.2
Add (deduct) items not affecting cash:

   Depreciation and amortization                                         65.0                    12.2               77.2
   Other financing related expenses                                       3.9                      --                3.9
   Other items                                                           (0.3)                   (0.8)              (1.1)
Increase (decrease) in claims liability and professional liability
   insurance accruals                                                    (1.9)                    9.3                7.4
Decrease in accrued interest                                             (0.1)                   (4.3)              (4.4)
Cash provided by (used in financing) other working capital items
Cash portion of other financing related expenses                         31.4                    (6.5)              24.9
Decrease in restricted cash and cash equivalents                         (4.3)                     --               (4.3)
                                                                         33.9                      --               33.9
                                                                       ------                  ------             ------
Net cash provided by (used in) operating activities                    $209.4                  ($ 9.7)            $199.7

Cash flows from investing activities:

Purchase of property, equipment and other assets, net of proceeds      ($92.3)                 ($11.9)            ($104.2)
   from sale
Expended on acquisitions                                                 (1.4)                     --               (1.4)
Net increase in investments                                              (3.4)                    0.4               (3.0)
                                                                       ------                  ------             ------
Net cash used in investing activities                                  ($97.1)                 ($11.5)            ($108.6)
                                                                       ------                  ------             ------

Cash flows from financing activities:

Net increase (decrease) in long-term debt and other non-current
   liabilities                                                         ($ 4.7)                 $ 23.3             $ 18.6
                                                                       ------                  ------             ------
Net cash provided by (used in) financing activities                    ($ 4.7)                 $ 23.3             $ 18.6
                                                                       ------                  ------             ------

Net increase in cash and cash equivalents                              $107.6                  $  2.1             $109.7
Cash and cash equivalents at:

   Beginning of period                                                  266.8                    13.8              280.6
                                                                       ------                  ------             ------
   End of period                                                       $374.4                  $ 15.9             $390.3
                                                                       ------                  ------             ------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED MAY 31, 2003

                                                                                    OTHER THAN
                                                                                     EXCLUDED        EXCLUDED       CONSOLIDATED
($ millions)                                                                       SUBSIDIARIES    SUBSIDIARIES        TOTALS
------------                                                                       ------------    ------------        ------
Revenue                                                                              $2,786.2        $  699.5        $3,485.7
Operating expenses                                                                    2,214.5           528.3         2,742.8
Selling, general and administration expenses                                            179.8           170.3           350.1
Depreciation expense                                                                    192.4            36.0           228.4
Amortization expense                                                                      0.8             0.1             0.9
                                                                                     --------        --------        --------
Income (loss) from operating segments                                                   198.7           (35.2)          163.5
Interest expense                                                                         (3.8)          (15.8)          (19.6)
Other financing related expenses                                                        (35.0)             --           (35.0)
Other income                                                                             15.0              --            15.0
                                                                                     --------        --------        --------
Income (loss) before income taxes                                                       174.9           (51.0)          123.9
Income tax expense                                                                       (3.4)           (1.1)           (4.5)
                                                                                     --------        --------        --------
Income (loss) before cumulative effect of change in accounting principle                171.5           (52.1)          119.4
Cumulative effect of change in accounting principle                                  (1,775.9)         (429.5)       (2,205.4)
                                                                                     --------        --------        --------
Net loss                                                                            ($1,604.4)       ($ 481.6)      ($2,086.0)
                                                                                     --------        --------        --------





                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED MAY 31, 2003

                                                                                 OTHER THAN
                                                                                   EXCLUDED          EXCLUDED        CONSOLIDATED
($ millions)                                                                    SUBSIDIARIES       SUBSIDIARIES         TOTALS
------------                                                                    ------------       ------------         ------
Cash flows from operating activities:

Net income (loss)                                                              ($1,604.4)             ($ 481.6)        ($2,086.0)
Add (deduct) items not affecting cash:

   Depreciation and amortization                                                   193.2                  36.1             229.3
   Other financing related expenses                                                 35.0                    --              35.0
   Cumulative effect of change in accounting principle                           1,775.9                 429.5           2,205.4
   Other items                                                                      (6.6)                 (1.5)             (8.1)
Increase in claims liability and professional liability insurance accruals          34.0                  22.1              56.1
Increase (decrease) in accrued interest                                              1.3                  (5.6)             (4.3)
Cash used in financing other working capital items                                (136.5)                 (4.6)           (141.1)
Cash portion of other financing related expenses                                   (23.4)                   --             (23.4)
Decrease in restricted cash and cash equivalents                                     0.9                    --               0.9
                                                                                ---------             --------          ---------
Net cash provided by (used in) operating activities                             $  269.4              ($   5.6)         $  263.8

Cash flows from investing activities:

Purchase of property, equipment and other assets, net of proceeds from sale
Expended on acquisitions                                                        ($ 166.1)             ($  42.6)         ($ 208.7)
Net increase in investments                                                         (4.6)                   --              (4.6)
                                                                                   (36.9)                 (0.4)            (37.3)
                                                                                ---------             --------          ---------
Net cash used in investing activities                                           ($ 207.6)             ($  43.0)         ($ 250.6)
                                                                                ---------             --------          ---------

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other non-current liabilities     ($  11.2)             $   44.8          $   33.6
                                                                                ---------             --------          ---------
Net cash provided by (used in) financing activities                             ($  11.2)             $   44.8          $   33.6
                                                                                ---------             --------          ---------

Net increase (decrease) in cash and cash equivalents                            $   50.6              ($   3.8)         $   46.8
Cash and cash equivalents at:
   Beginning of period                                                             323.8                  19.7             343.5
                                                                                ---------             --------          ---------
   End of period                                                                $  374.4              $   15.9          $  390.3
                                                                                ---------             --------          ---------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2003

                                                    OTHER THAN
                                                     EXCLUDED       EXCLUDED     CONSOLIDATED
($ millions)                                       SUBSIDIARIES   SUBSIDIARIES      TOTALS
------------                                       ------------   ------------      ------
CURRENT ASSETS

Cash and cash equivalents                          $  374.4         $   15.9      $  390.3
Restricted cash and cash equivalents                   44.7               --          44.7
Short-term deposits and marketable securities          31.7               --          31.7
Trade accounts receivable                             605.8             24.8         630.6
Other receivables                                      30.1             19.8          49.9
Income taxes recoverable                               29.0             (1.6)         27.4
Parts and supplies                                     41.3             11.8          53.1
Other current assets                                   53.0             10.7          63.7
                                                   --------         --------      --------
TOTAL CURRENT ASSETS                                1,210.0             81.4       1,291.4

Long-term investments                                 427.8             41.2         469.0
Property and equipment                              1,297.2            404.6       1,701.8
Goodwill                                              781.9               --         781.9
Pension asset                                          16.8               --          16.8
Deferred charges                                       13.2              6.8          20.0
                                                   --------         --------      --------
TOTAL ASSETS                                       $3,746.9         $  534.0      $4,280.9


CURRENT LIABILITIES

Accounts payable                                   $   79.9         $   27.6      $  107.5
Accrued liabilities                                   421.9            103.0         524.9
Current portion of long-term debt                      10.2              7.5          17.7
                                                   --------         --------      --------
TOTAL CURRENT LIABILITIES                             512.0            138.1         650.1

Long-term debt                                         21.0            219.6         240.6
Other long-term liabilities                           335.0            331.0         666.0
Liabilities subject to compromise                   3,977.1               --       3,977.1
                                                   --------         --------      --------
TOTAL LIABILITIES                                   4,845.1            688.7       5,533.8

SHAREHOLDERS' DEFICIENCY                           (1,098.2)          (154.7)     (1,252.9)
                                                   --------         --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $3,746.9         $  534.0      $4,280.9
                                                   --------         --------      --------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MAY 31, 2002

                                          OTHER THAN
                                           EXCLUDED            EXCLUDED          CONSOLIDATED
($ millions)                             SUBSIDIARIES        SUBSIDIARIES           TOTALS
------------                             ------------        ------------           ------
Revenue                                      $936.5             $250.8              $1,187.3
Compensation expense                          555.5              110.3                 665.8
Accident claims expense                        65.7               16.9                  82.6
Fuel expense                                   31.1               10.3                  41.4
Depreciation expense                           65.0               11.9                  76.9
Amortization expense                           19.8                2.9                  22.7
Other operating expense                       136.5               99.3                 235.8
                                             ------             ------              --------
Income (loss) from operating segments          62.9               (0.8)                 62.1
Interest expense                               (1.0)              (5.6)                 (6.6)
Other financing related expenses              (12.7)              (0.4)                (13.1)
Other income                                    1.8                0.1                   1.9
                                             ------             ------              --------
Income (loss) before income taxes              51.0               (6.7)                 44.3
Income tax expense                             (1.1)              (0.4)                 (1.5)
                                             ------             ------              --------
Net income (loss)                             $49.9              ($7.1)                $42.8
                                             ------             ------              --------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MAY 31, 2002

                                                                        OTHER THAN
                                                                         EXCLUDED          EXCLUDED       CONSOLIDATED
($ millions)                                                           SUBSIDIARIES      SUBSIDIARIES        TOTALS
------------                                                           ------------      ------------        ------
Cash flows from operating activities:

Net income (loss)                                                        $ 49.9            ($ 7.1)           $ 42.8
Add (deduct) items not affecting cash:

   Depreciation and amortization                                           84.8              14.8              99.6
   Other financing related expenses                                        12.7               0.4              13.1
   Other assets                                                            (1.6)             (0.3)             (1.9)
Increase in claims liability and professional liability insurance
   accruals                                                                11.0               0.9              11.9
Decrease in accrued interest                                               (0.1)             (4.3)             (4.4)
Cash provided by (used in financing) other working capital items
Cash portion of other financing related expenses                          (24.1)             16.3              (7.8)
Increase in restricted cash and cash equivalents                           (4.0)             (0.5)             (4.5)
                                                                           (7.4)               --              (7.4)
                                                                         ------            ------            ------
Net cash provided by operating activities                                $121.2            $ 20.2            $141.4

Cash flows from investing activities:

Purchase of property, equipment and other assets, net of proceeds
   from sale                                                             ($64.8)           ($10.8)           ($75.6)
Expended on acquisitions                                                   (1.4)               --              (1.4)
Net increase (decrease) in investments                                    (11.6)              1.4             (10.2)
                                                                         ------            ------            ------
Net cash used in investing activities                                    ($77.8)           ($ 9.4)           ($87.2)
                                                                         ------            ------            ------

Cash flows from financing activities:

Decrease in long-term debt and other non-current liabilities
                                                                         ($ 7.4)           ($ 8.3)           ($15.7)
                                                                         ------            ------            ------
Net cash used in financing activities                                    ($ 7.4)           ($ 8.3)           ($15.7)
                                                                         ------            ------            ------
Net increase in cash and cash equivalents                                $ 36.0            $  2.5            $ 38.5
Cash and cash equivalents at:

   Beginning of period                                                    270.4              23.6             294.0
                                                                         ------            ------            ------
   End of period                                                         $306.4            $ 26.1            $332.5
                                                                         ------            ------            ------


                      CONSOLIDATED STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED MAY 31, 2002

                                               OTHER THAN
                                                EXCLUDED          EXCLUDED         CONSOLIDATED
($ millions)                                  SUBSIDIARIES      SUBSIDIARIES          TOTALS
------------                                  ------------      ------------          ------
Revenue                                         $2,733.5            $721.2           $3,454.7
Compensation expense                             1,586.5             329.0            1,915.5
Accident claims expense                            175.8              47.4              223.2
Fuel expense                                        88.8              29.7              118.5
Depreciation expense                               190.9              34.6              225.5
Amortization expense                                59.3               8.9               68.2
Other operating expense                            474.5             286.4              760.9
                                                --------            ------           --------
Income (loss) from operating segments              157.7             (14.8)             142.9
Interest expense                                    (5.6)            (15.9)             (21.5)
Other financing related expenses                   (41.1)             (1.5)             (42.6)
Other income                                         8.7               0.3                9.0
                                                --------            ------           --------
Income (loss) before income taxes                  119.7             (31.9)              87.8
Income tax expense                                  (3.4)             (1.3)              (4.7)
                                                --------            ------           --------
Net income (loss)                                 $116.3            ($33.2)             $83.1
                                                --------            ------           --------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED MAY 31, 2002

                                                                              OTHER THAN
                                                                               EXCLUDED         EXCLUDED         CONSOLIDATED
($ millions)                                                                 SUBSIDIARIES     SUBSIDIARIES          TOTALS
------------                                                                 ------------     ------------          ------
Cash flows from operating activities:

Net income (loss)                                                                $116.3         ($33.2)              $ 83.1
Add (deduct) items not affecting cash:

   Depreciation and amortization                                                  250.2           43.5                293.7
   Other financing related expenses                                                41.1            1.5                 42.6
   Other items                                                                     (8.4)          (2.4)               (10.8)
Increase (decrease) in claims liability and professional liability
   insurance accruals                                                             (24.2)          19.3                 (4.9)
Decrease in accrued interest                                                       (0.4)          (4.5)                (4.9)
Cash provided by (used in financing) other working capital items                 (111.3)           8.7               (102.6)
Cash portion of other financing related expenses                                  (22.7)          (0.5)               (23.2)
Increase in restricted cash and cash equivalents                                  (21.3)            --                (21.3)
                                                                                 ------         ------               ------
Net cash provided by operating activities                                        $219.3         $ 32.4               $251.7

Cash flows from investing activities:

Purchase of property, equipment and other assets, net of proceeds from
   sale                                                                         ($126.3)        ($27.4)             ($153.7)
Expended on acquisitions                                                           (1.9)            --                 (1.9)
Net increase in investments                                                       (32.9)          13.5                (19.4)
Proceeds from sale of assets                                                        4.2             --                  4.2
                                                                                 ------         ------               ------
Net cash used in investing activities                                           ($156.9)        ($13.9)             ($170.8)
                                                                                 ------         ------               ------

Cash flows from financing activities:

Net decrease in long-term debt and other non-current liabilities                 ($22.8)        ($ 6.8)              ($29.6)
                                                                                 ------         ------               ------
Net cash used in financing activities                                            ($22.8)        ($ 6.8)              ($29.6)
                                                                                 ------         ------               ------

Net increase in cash and cash equivalents                                        $ 39.6         $ 11.7               $ 51.3
Cash and cash equivalents at:

   Beginning of period                                                            266.8           14.4                281.2
                                                                                 ------         ------               ------
   End of period                                                                 $306.4         $ 26.1               $332.5
                                                                                 ------         ------               ------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2002

                                                        OTHER THAN
                                                         EXCLUDED            EXCLUDED         CONSOLIDATED
($ millions)                                           SUBSIDIARIES        SUBSIDIARIES          TOTALS
------------                                           ------------        ------------          ------
CURRENT ASSETS
Cash and cash equivalents                                $  323.8            $   19.7           $  343.5
Restricted cash and cash equivalents                         75.8                  --               75.8
Short-term deposits and marketable securities                16.1                  --               16.1
Trade accounts receivable                                   463.3                27.1              490.4
Other receivables                                            36.7                18.2               54.9
Income taxes recoverable                                     29.4                (0.2)              29.2
Parts and supplies                                           38.9                11.5               50.4
Other current assets                                         47.6                 8.7               56.3
                                                         --------            --------           --------
TOTAL CURRENT ASSETS                                      1,031.6                85.0            1,116.6

Long-term investments                                       372.5                45.4              417.9
Property and equipment                                    1,282.0               395.7            1,677.7
Goodwill                                                  2,547.3               429.5            2,976.8
Pension asset                                                10.8                  --               10.8
Deferred charges                                              9.4                 2.6               12.0
                                                         --------            --------           --------
TOTAL ASSETS                                             $5,253.6            $  958.2           $6,211.8

CURRENT LIABILITIES
Accounts payable                                         $   80.3            $   29.4           $  109.7
Accrued liabilities                                         392.6               111.5              504.1
Current portion of long-term debt                            12.3                 8.0               20.3
                                                         --------            --------           --------
TOTAL CURRENT LIABILITIES                                   485.2               148.9              634.1

Long-term debt                                               27.3               177.1              204.4
Other long-term liabilities                                 305.2               136.9              442.1
Liabilities subject to compromise                         3,977.1                  --            3,977.1
                                                         --------            --------           --------
TOTAL LIABILITIES                                         4,794.8               462.9            5,257.7

SHAREHOLDERS' EQUITY                                        458.8               495.3              954.1
                                                         --------            --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $5,253.6            $  958.2           $6,211.8
                                                         ========            ========           ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
            (ALL DOLLAR AMOUNTS ARE STATED IN UNITED STATES DOLLARS)


GENERAL

Corporate overview

The Company is primarily a bus and healthcare transportation provider in North America. The Company operates in five reportable segments: education services, public transit services, Greyhound, healthcare transportation services and emergency management services.

Education services. The education services segment is the largest school bus transportation provider in North America. The segment operates over 42,000 school buses and special education vehicles, primarily under the Laidlaw Transit name, in the United States and Canada. The United States school bus market provides bus services transporting approximately 23.5 million students to and from school daily utilizing approximately 450,000 buses. In 2001, the U.S. school bus market generated annual revenue of approximately $15.0 billion. The business is seasonal, operating during the school year, typically from September until June. There are over 16,000 school districts in the United States, and each school district is responsible for the operation of its own school bus transportation services. The district may either operate the service internally or outsource the operations to a private sector provider. In 2001, approximately 31% of school bus operations were outsourced. The school bus market is a highly regulated market with respect to equipment and operating conditions and requirements.

The Company is the largest school bus transportation provider in the private sector. As of August 31, 2002, the segment had contracts with over 1,100 school boards and districts in the United States and Canada, as well as various other education institutions, providing transportation for approximately two million students each school day. The segment also uses its school bus fleet for charter purposes.

Public transit services. The public transit services segment provides municipal transit and paratransit bus transportation within the United States. This market was estimated to be approximately $12.3 billion in 2000 based on annual revenue, of which approximately 11.0%, or $1.3 billion, was outsourced to private sector providers. There are two main businesses within this market: fixed-route municipal bus services, which principally operate in urban areas, and paratransit bus services, for riders with disabilities or who are unable to use scheduled services. The total municipal bus fleet in North America was comprised of approximately 65,000 buses in 2000, of which approximately 75% were fixed-route vehicles and 25% were paratransit vehicles. Private sector contractors dominated the paratransit segment, supplying an estimated 62.2% of transit services. The segment provides access to transportation for mobility-impaired individuals. As of August 31, 2002, the segment provided services to fixed-route and paratransit municipal bus transportation customers through approximately 170 contracts in the United States.

Greyhound. Greyhound is the leading provider of scheduled inter-city bus transportation services in the United States and Canada and is the only national provider of this service in those areas. Greyhound serves the value-oriented customer by offering scheduled passenger service that connects rural and urban markets throughout the United States and Canada.

Greyhound also provides package delivery service, charter bus service and, in certain terminals, food service. In addition, Greyhound provides package tours to major tourist regions in the United States and Canada.

Healthcare transportation services. The healthcare transportation services segment is the leading provider of healthcare transportation services in the United States. The segment operates in 37 states primarily under the American Medical Response name. The segment offers critical care transportation services, non-emergency ambulance and transfer services and emergency response services. In fiscal 2002, the segment provided approximately 3.7 million ambulance transports. The segment provides joint training, shared staffing and stationing arrangements and contracted dispatching. The segment also provides comprehensive onsite medical care and transport services for special events.

Emergency management services. The emergency management services segment is a leading provider of emergency management services in the United States to hospital-based emergency departments, operating primarily under the EmCare name. The segment recruits physicians, as well as specially trained physician extenders, evaluates their credentials and arranges contracts and schedules for their services to hospital-based emergency departments and free-standing treatment centers. The segment also assists in operational areas, including staff coordination, quality assurance, departmental accreditation, billing, recordkeeping, third-party payment, risk management services and other administrative services. As of August 31, 2002, the segment had approximately 250 contracts for the management of emergency departments and provided emergency services in 36 states to approximately 4.1 million patient visits in fiscal 2002.

Voluntary petitions for reorganization

On June 28, 2001, Laidlaw Inc. (the "Company") and five of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. 101-1330 (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Western District of New York (the "Bankruptcy Court"). The other Debtors include: Laidlaw USA, Inc. ("Laidlaw USA"), Laidlaw Investments Ltd. ("LIL") Laidlaw International Finance Corporation ("LIFC"), Laidlaw One, Inc. ("Laidlaw One") and Laidlaw Transportation, Inc. ("LTI"). In addition, the Company and LIL have commenced Canadian insolvency proceedings under the Canada Companies' Creditors Arrangement Act ("CCAA") in the Ontario Superior Court of Justice in Toronto, Ontario (the "Canadian Court"). None of the Company's operating subsidiaries was included in the filings.

At May 31, 2003, the Debtors remained in possession of their respective properties and were managing their businesses as debtors-in-possession. Pursuant to the Bankruptcy Code and the CCAA, however, the Debtors could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court and the Canadian Court.

The Company reorganized its affairs under the protection of the Bankruptcy Code and the CCAA and proposed a plan of reorganization (the "Plan") for itself and the other Debtors. On February 27, 2003, the Bankruptcy Court entered an order confirming the Plan. On February 28, 2003, the Canadian Court issued an order recognizing the Bankruptcy Court's confirmation order and implementing it in Canada with respect to the Company's Canadian insolvency proceeding. The Plan provides for the satisfaction of claims against and interests in the Company and the other Debtors, including the liabilities subject to compromise. On June 23, 2003, the Plan became effective. In accordance with the terms of the Plan, the Company engaged in an internal restructuring that resulted in the transfer, directly or indirectly, of all the assets of the Company to LIL which domesticated into the United States as a Delaware corporation and changed its name to Laidlaw International, Inc. fka LIL ("LII").

Since the Company successfully completed the reorganization described above, the Company will be required to adopt "fresh start" accounting effective June 1, 2003. This accounting will require that assets and liabilities be recorded at fair value, based on values determined in connection with the restructuring. As a result, the reported amounts in the consolidated financial statements will materially change, because they do not give effect to the adjustments to the carrying values of assets and liabilities that will ultimately result from the adoption of "fresh start" accounting.

Goodwill impairment

Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Accounting for Goodwill and Other Intangible Assets" and as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. As a result, on September 1, 2002, the Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of change in accounting principle.

THREE AND NINE MONTHS ENDED MAY 31, 2003 AND 2002 RESULTS OF OPERATIONS


                                                                       PERCENTAGE                                    PERCENTAGE
                                                PERCENTAGE OF           INCREASE             PERCENTAGE OF             INCREASE
                                                   REVENUE              (DECREASE)              REVENUE               (DECREASE)
                                             ---------------------     -----------       ----------------------      -----------
                                                THREE MONTHS                                  NINE MONTHS
                                                ENDED MAY 31,                                ENDED MAY 31,
                                             ---------------------                       ---------------------
                                              2003           2002                         2003           2002
                                             ------         ------                       ------         ------
Revenue                                      100.0%         100.0%           1.3%         100.0%         100.0%           0.9%
                                             -----          -----                         -----          -----
Operating expenses                            77.3           76.6            2.2           78.7           77.6            2.3
Selling, general and administrative
expenses                                      10.2            9.8            5.3           10.0            9.8            3.7
Depreciation expense                           6.4            6.5           (0.1)           6.6            6.5            1.3
Amortization expense                            --            1.9          (98.2)            --            2.0          (98.7)
                                             -----          -----                         -----          -----
Income from operating segments                 6.1            5.2           18.7            4.7            4.1           14.4
Interest expense                              (0.5)          (0.6)          --             (0.6)          (0.6)          (8.8)
Other financing related expenses              (0.3)          (1.1)         (70.2)          (1.0)          (1.2)         (17.8)
Other income                                    --            0.2          (73.7)           0.4            0.2           66.7
                                             -----          -----                         -----          -----
Income before income taxes and
    cumulative effect of change in
    accounting principle                       5.3            3.7           43.8            3.5            2.5           41.1
Income tax expense                             0.1            0.1             --            0.1            0.1           (4.3)
                                             -----          -----                         -----          -----
Income before cumulative effect of
   change in accounting principle              5.2            3.6           45.3            3.4            2.4           43.7
Cumulative effect of change in
   accounting principle                         --             --             --          (63.2)            --             --
                                             -----          -----                         -----          -----
Net income (loss)                              5.2            3.6           45.3          (59.8)           2.4             --
                                             =====          =====                         =====          =====

Revenue

The sources of revenue and changes by business segment are as follows ($ in millions):

                                                     REVENUE                               PERCENTAGE INCREASE (DECREASE)
                                           FOR THE THREE MONTHS ENDED                        FOR THE THREE MONTHS ENDED
                                                     MAY 31,                                          MAY 31,
                                -------------------------------------------------       -----------------------------------
                                        2003                         2002               2003 OVER 2002       2002 Over 2001
                                --------------------         --------------------       --------------       --------------
Education services              $  457.9        38.1%        $  451.0       38.0%              1.5%                 1.0%
Public Transit services             72.8         6.1             81.0        6.8             (10.1)                (1.1)
Greyhound                          291.4        24.2            297.5       25.1              (2.1)                (3.1)
Healthcare Transportation
   services                        259.8        21.6            251.1       21.1               3.5                  1.3
Emergency Management services      120.9        10.0            106.7        9.0              13.3                  2.0
                                --------       -----         --------      -----
                                $1,202.8       100.0%        $1,187.3      100.0%              1.3                 (0.1)
                                ========       =====         ========      =====


                                                     REVENUE                                PERCENTAGE INCREASE (DECREASE)
                                            FOR THE NINE MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                                                     MAY 31,                                           MAY 31,
                                -------------------------------------------------       -----------------------------------
                                        2003                         2002                2003 OVER 2002       2002 Over 2001
                                --------------------         --------------------       --------------       --------------
Education services              $1,314.8        37.7%        $1,299.4       37.6%              1.2%                 1.5%
Public Transit services            212.1         6.1            233.9        6.8              (9.3)                (0.1)
Greyhound                          847.5        24.3            863.2       25.0              (1.8)                (3.1)
Healthcare Transportation
   services                        759.3        21.8            737.3       21.3               3.0                  0.5
Emergency Management services      352.0        10.1            320.9        9.3               9.7                 (0.8)
                                --------       -----         --------      -----
                                $3,485.7       100.0%        $3,454.7      100.0%              0.9                 (0.2)
                                ========       =====         ========      =====

The increase in the revenue in the Education services segment is primarily attributable to price increases and the strengthening of the Canadian dollar against the U.S. dollar. In addition, for the nine months ended May 31, 2003, weather related school cancellations negatively impacted revenue of the education services business. A portion of this revenue is expected to be recovered in the Company's fourth quarter.

The decrease in revenue in the Public Transit services segment was due to contract losses and reduction in service in certain contracts. The most significant contract lost during the period was the Foothill contract in Los Angeles. The Foothill contract generated approximately $5.4 in revenue in the three months ended May 31, 2002 and $12.7 million in revenue in the nine months ended May 31, 2002. Partially offsetting these contract losses and reduction in services were a number of new contracts.

The decrease in revenue in the Greyhound segment was primarily due the slow recovery of the travel services market and the discontinuation of the Golden State Transportation ("Golden State") operations. The travel services market continues to be negatively impacted by the general downturn in the U.S. economy, the lingering effect of the war in Iraq and, in Canada, the effects of SARS on the Canadian travel industry. Golden State, a 51.4% owned subsidiary, ceased operations effective August 30, 2002 and filed a voluntary petition for bankruptcy on September 30, 2002. These revenue decreases were partially offset by the strengthening of the Canadian dollar against the U.S. dollar.

The increase in revenue in the Healthcare Transportation services segment is primarily due to an increase in the revenue per transport recorded.

The increase in revenue in the Emergency Management services segment is primarily due to an increase in both the revenue per visit recorded and an increase in the volume of visits during the period because of the existence of new contractual relationships.

For each of the periods described below, revenue and changes in revenue from geographic components are as follows ($ in millions):

                                           REVENUE                                  PERCENTAGE INCREASE (DECREASE)
                                 FOR THE THREE MONTHS ENDED                           FOR THE THREE MONTHS ENDED
                                           MAY 31,                                             MAY 31,
                     --------------------------------------------------          --------------------------------------
                              2003                          2002                 2003 OVER 2002          2002 Over 2001
                     --------------------          --------------------          --------------          --------------
United States        $1,110.0       92.3           $1,100.1        92.7%               0.9%                   (0.2%)
Canada                   92.8        7.7               87.2         7.3                6.4                     1.9
                     --------      -----           --------       -----
                     $1,202.8      100.0%          $1,187.3       100.0%               1.3                    (0.1)
                     ========      =====           ========       =====


                                           REVENUE                                  PERCENTAGE INCREASE (DECREASE)
                                  FOR THE NINE MONTHS ENDED                           FOR THE NINE MONTHS ENDED
                                           MAY 31,                                             MAY 31,
                     --------------------------------------------------          --------------------------------------
                             2003                          2002                 2003 OVER 2002          2002 Over 2001
                     --------------------          --------------------         --------------          --------------
United States        $3,215.8       92.3%          $3,193.4        92.4%              0.7%                   (0.2%)
Canada                  269.9        7.7              261.3         7.6               3.3                    (0.8)
                     --------      -----           --------       -----
                     $3,485.7      100.0%          $3,454.7       100.0%              0.9                    (0.2)
                     ========      =====           ========       =====

EARNINGS FROM OPERATIONS BEFORE DEPRECIATION AND AMORTIZATION EXPENSES ("EBITDA"), AND THE COST OF OPERATIONS AND OPERATING PROFIT MARGINS BEFORE DEPRECIATION AND AMORTIZATION EXPENSES

EBITDA is presented solely as a supplemental disclosure because management believes it provides useful information regarding the Company's ability to service or incur debt. EBITDA is not calculated the same way by all companies. The Company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization, other income (loss), other financing related expenses and cumulative effect of change in accounting principles. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP. The following is a reconciliation of the Company's EBITDA to the net earnings (loss) and the Company's net cash provided by operating activities:

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      MAY 31,                            MAY 31,
                                                               2003              2002           2003               2002
                                                              ------            ------         ------             ------
EBITDA, as reported                                           $150.9            $161.7       $   392.8            $436.6
Depreciation and amortization                                  (77.2)            (99.6)         (229.3)           (293.7)
Interest expense                                                (6.6)             (6.6)          (19.6)            (21.5)
Other income (loss)                                              0.5               1.9            15.0               9.0
Other financing related expenses                                (3.9)            (13.1)          (35.0)            (42.6)
Income taxes                                                    (1.5)             (1.5)           (4.5)             (4.7)
                                                              ------            ------          ------            ------
   Earnings (loss) from continuing operations before
   cumulative effect of change in accounting principle          62.2              42.8           119.4              83.1
Cumulative effect of change in
   accounting principle                                           --                --        (2,205.4)               --
                                                              ------            ------       ---------            ------
Net earnings (loss)                                           $ 62.2            $ 42.8       ($2,086.0)           $ 83.1
                                                              ======            ======       =========            ======


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      MAY 31,                            MAY 31,
                                                               2003              2002           2003               2002
                                                              ------            ------         ------             ------
EBITDA, as reported                                          $150.9            $161.7            $392.8          $436.6
Cash paid for interest                                        (11.7)            (11.6)            (25.0)          (28.1)
Cash paid for other financing related
   expenses                                                     0.4              (8.6)            (11.6)          (19.4)
Other income (loss)                                             0.5               1.9              15.0             9.0
Cash received (paid) for income taxes                           6.0               2.4               4.4             8.4
Increase (decrease) in claims
   liability and professional liability
   insurance accruals                                           7.4              11.9              56.1            (4.9)
Cash provided by (used in financing)
   other working capital items                                 24.9              (7.8)           (141.1)         (102.6)
Decrease (increase) in restricted
   cash and cash equivalents                                   33.9              (7.4)              0.9           (21.3)
Other                                                         (12.6)             (1.1)            (27.7)          (26.0)
                                                             ------            ------            ------          ------
Net cash provided by operating activities                    $199.7            $141.4            $263.8          $251.7
                                                             ======            ======            ======          ======

EBITDA and changes by segment are as follows ($ in millions):

                                                     EBITDA                                PERCENTAGE INCREASE (DECREASE)
                                           FOR THE THREE MONTHS ENDED                        FOR THE THREE MONTHS ENDED
                                                     MAY 31,                                          MAY 31,
                                   -----------------------------------------          --------------------------------------
                                           2003                   2002                 2003 OVER 2002          2002 Over 2001
                                   -----------------       -----------------          --------------          --------------
Education services                 $116.1      76.9%       $116.0      71.7%                  --%                   7.0%
Public Transit services               5.6       3.7           2.7       1.7                107.4                    (58.5)
Greyhound                             3.4       2.3          14.5       9.0                (76.6)                   (31.9)
Healthcare Transportation
   services                          18.6      12.3          22.8      14.1                (18.4)                   (14.9)
Emergency Management services         7.2       4.8           5.7       3.5                 26.3                     72.7
                                   ------     -----        ------     -----
                                   $150.9     100.0%       $161.7     100.0%                (6.7)                    (2.8)
                                   ======     =====        ======     =====



                                                     EBITDA                           PERCENTAGE INCREASE (DECREASE)
                                            FOR THE NINE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                     MAY 31,                                     MAY 31,
                                   -----------------------------------------          --------------------------------------
                                           2003                   2002                 2003 OVER 2002          2002 Over 2001
                                   -----------------       -----------------          --------------          --------------
Education services                 $302.0      76.9%        $321.8       73.7%              (6.2%)                    8.2%
Public Transit services               7.3       1.8            4.0        0.9               82.5                    (79.1)
Greyhound                             5.8       1.5           32.8        7.5              (82.3)                   (31.4)
Healthcare Transportation
   services                          55.8      14.2           57.9       13.3               (3.6)                   (29.7)
Emergency Management services        21.9       5.6           20.1        4.6                9.0                     57.0
                                   ------     -----         ------     -----
                                   $392.8     100.0%        $436.6     100.0%              (10.0)                    (5.0)
                                   ======     =====         ======     =====

For each of the periods described below, the operating profit margins before depreciation and amortization expenses of the individual segments and consolidated margins are as follows:

                                                 THREE MONTHS ENDED MAY 31,           NINE MONTHS ENDED MAY 31,
                                                   2003              2002               2003              2002
                                                   ----              ----               ----              ----
Education services                                 25.4%             25.7%              23.0%             24.8%
Public transit services                             7.7               3.3                3.4               1.7
Greyhound                                           1.2               4.9                0.7               3.8
Healthcare transportation services                  7.2               9.1                7.3               7.9
Emergency management services                       6.0               5.3                6.2               6.3
Consolidated                                       12.5              13.6               11.3              12.6

For the three months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses in the Education services segment was consistent with the three months ended May 31, 2002. The quarter experienced increases in accident claims costs, health and welfare benefits and wages which was offset by reduced legal, travel, meetings costs and other administration expenses. For the nine months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses was slightly below the nine months ended May 31, 2002. The decrease in margin for the nine month period was due to increased accident claims costs and increases in health and welfare benefits and wages. The increase in health and welfare benefits was primarily driven by increased medical costs.

In the three months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses in the Public transit services segment increased to 7.7% from 3.3% in the three months ended May 31, 2002 and increased to 3.4% in the nine months ended May 31,2003 from 1.7% in the nine months ended May 31, 2002. The segment realized a significant decline in accident claims costs as well as reduced administration and maintenance costs. The segment did experience an increase in health and welfare benefits, primarily driven by increased medical costs.

In the three months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses in the Greyhound segment was 1.2% compared to 4.9% for the three months ended May 31, 2002 and in the nine months ended May 31, 2003, 0.7% compared to 3.8% in the nine months ended May 31, 2002. The decrease in the operating margin in the three months ended May 31, 2003 was due to reduced ridership in both the core line haul business and the travel and charter business, increased fuel prices and a severance amount recorded for the former chief executive officer of the segment. In addition to the factors impacting the three month period discussed above, the current nine month period was also negatively affected by increased accident claims costs. Fuel costs, which can normally be passed through to the customer by raising ticket prices, have been absorbed by the segment because of the continued weakness in the travel industry.

In the three months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses in the Healthcare transportation services segment was 7.2% compared to 9.1% in the three months ended May 31, 2002. In the nine months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses was 7.3% compared to 7.9% in the prior period. The decreases in the profit margins are primarily due to increased wages, increased accident claims costs and an increase in health and welfare benefits. These expense increases were partially offset by an increase in the revenue per transport.

In the three months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses in the Emergency management services segment was 6.0% compared to 5.3% in the three months ended May 31, 2002. In the nine months ended May 31, 2003, the operating profit margin before depreciation and amortization expenses was 6.2% compared to 6.3% in the prior period. The increase in operating profit was the result of an increase in revenue per visit offset by an increase in physician wages and malpractice claims costs.

DEPRECIATION EXPENSE

Depreciation expense for the three months ended May 31, 2003 decreased slightly to $76.8 million from $76.9 million in the prior period. Depreciation expense for the nine months ended May 31, 2003 increased slightly to $228.4 million from $225.5 million in the prior period.

AMORTIZATION EXPENSE

Amortization expense for the three months ended May 31, 2003 decreased to $0.4 million from $22.7 million in the prior period and for the nine months ended May 31, 2003 decreased to $0.9 million from $68.2 million in the prior period. The decrease is a result of goodwill no longer being amortized. Instead, it is tested for impairment at least on an annual basis. This change in policy is due to new accounting rules implemented by the Company on September 1, 2002. See "Cumulative effect of change in accounting principle". The amount of amortization expense relating to goodwill recorded during the three months ended May 31, 2002 totaled $22.6 million. The amount of amortization expense relating to goodwill during the nine months ended May 31, 2002 totaling $67.7 million.

INTEREST EXPENSE

In the three months ended May 31, 2003, interest expense remained unchanged at $6.6 million. No interest expense was incurred on prepetition debt of the Debtors for the three months ended May 31, 2003 and for the three and nine months ended May 31, 2002. The total interest on prepetition debt that was not incurred during the quarter was approximately $73.2 million (May 31, 2002 - $68.2 million).

In the nine months ended May 31, 2003, interest expense decreased by 9% to $19.6 million from $21.5 million in 2002. The majority of this decrease was due to a reduction in the average borrowings level. The total interest on prepetition debt that was not incurred during the nine months ended May 31, 2003 was approximately $214.1 million (May 31, 2002 - $205.0 million).

OTHER FINANCING RELATED EXPENSES

During the three months ended May 31, 2003, the Company incurred $3.9 million (May 31, 2002 - $13.1 million) ($35.0 million and $42.6 million during the nine months ended May 31, 2003 and May 31, 2002, respectively) in professional fees and other costs as a result of (i) events of default under the Company's $1.425 billion syndicated bank facility (the "Facility"), (ii) events of default on certain Company debentures totalling $2.04 billion (the "Debentures") and (iii) the voluntary petition for reorganization as described in Note 1 of Notes to the Consolidated Financial Statements for the nine months ended May 31, 2003. Professional fees and other costs include financing, accounting, legal and consulting services, including provisions for completion fees, incurred by the Company in connection with the ongoing negotiations with the Facility members and Debenture holders and related to the voluntary petition for reorganization.

OTHER INCOME

Other income decreased by $1.4 million to $0.5 million in the quarter ended May 31, 2003. Other income increased by $6.0 million to $15.0 million during the nine months ended May 31, 2003. The primary reason for the increase during the nine months ended May 31, 2003 is because of the $12.5 million related to the settlement of the bondholder actions as described in Note 7 of Notes to the Consolidated Financial Statements. Partially offsetting the bondholder settlement was lower returns experienced in the Company's investment portfolio.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective September 1, 2002, the Company adopted SFAS 142 and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilized independent valuations of the underlying businesses. This methodology differs from the Company's previous accounting policy, which used undiscounted cash flows to determine possible impairment.

On adoption, the Company completed the impairment assessment as required by SFAS 142 and determined that the carrying value of certain of its operations exceeded their fair value. As a result, the Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of change in accounting principle.

INCOME TAX EXPENSE

During the three months ended May 31, 2003, the Company incurred an income tax expense totaling $1.5 million (May 31, 2002 - $1.5 million). During the nine months ended May 31, 2003, the Company incurred an income tax expense totalling $4.5 million (May 31, 2002 - $4.7 million). The amounts represent the Company's estimate of the cash taxes owing for the respective periods.

NET INCOME AND INCOME PER SHARE

Income from operations before other financing related expenses for the quarter ended May 31, 2003 increased to $66.1 million or $0.20 per share compared with $55.9 million or $0.17 per share for the quarter ended May 31, 2002. This increase is due primarily to the factors discussed previously.

Income from operations before other financing related expenses and the cumulative effect of change in accounting principle for the nine months ended May 31, 2003 increased to $154.4 million or $0.47 per share compared with $125.7 million or $0.39 per share for the nine months ended May 31, 2002. This increase is due primarily to the factors discussed previously.

Other financing related expenses during the three months ended May 31, 2003 totalling $3.9 million ($0.01 per share)(May 31, 2002 - $13.1 million, or $0.04 per share) (nine months ended May 31, 2003 - $35.0 million, or $0.10 per share; nine months ended May 31, 2002 - $42.6 million, or $0.14 per share) were incurred during the periods as a result of (i) events of default under the Facility, (ii) events of default on the Debentures and (iii) the voluntary petition for reorganization.

On September 1, 2002, $2,205.4 million or $6.77 per share was recorded as a cumulative effect of accounting principle. The charge relates to the adoption of a new policy for determining impairments in goodwill and other intangible assets.

In total, the net income was $62.2 million or $0.19 per share in the quarter compared with income $42.8 million or $0.13 per share for the quarter ended May 31, 2002. For the nine months ended May 31, 2003, the net income (loss) was a loss of $2,086.0 million or $6.40 per share compared with income of $83.1 million or $0.25 per share for the nine months ended May 31, 2003.

The weighted average number of Common Shares outstanding during the periods remained unchanged at 325.9 million.


FINANCIAL CONDITION

As of May 31, 2003 and August 31, 2002, the Company's capital consisted of ($ in millions):

                                   MAY 31, 2003                August 31, 2002          Change
                                   ------------                ---------------          ------
Long-term debt
  (including the current
  portion)                   $   258.3            7.1%    $  224.7           4.0%    $     33.6
Other long-term
  liabilities                    666.0           18.3        442.1           7.9          223.9
Liabilities subject to
  compromise                   3,977.1          109.0      3,977.1          71.0             --
Shareholders' equity
  (deficiency)                (1,252.9)         (34.4)       954.1          17.1       (2,207.0)
                             ---------          -----     --------         -----      ---------
                             $ 3,648.5          100.0%    $5,598.0         100.0%     ($1,949.5)
                             =========          =====     ========         =====      =========

Voluntary petitions for reorganization

On June 28, 2001, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors include the Company and five of its direct and indirect subsidiaries: Laidlaw USA, LIL, LIFC, Laidlaw One, and LTI. In addition, the Company and LIL have commenced Canadian insolvency proceedings under the CCAA in the Canadian Court. None of the Company's operating subsidiaries was included in the filings.

At May 31, 2003, the Debtors remained in possession of their respective properties and were managing their businesses as debtors-in-possession. Pursuant to the Bankruptcy Code and the CCAA, however, the Debtors would not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court and the Canadian Court.

The Company reorganized its affairs under the protection of the Bankruptcy Code and the CCAA and proposed a plan of reorganization for itself and the other Debtors. On February 27, 2003, the Bankruptcy Court entered an order confirming the Company's Plan. On February 28, 2003, the Canadian Court issued an order recognizing the Bankruptcy Court's confirmation order and implementing it in Canada with respect to The Company's Canadian insolvency proceeding. The Plan provides for the satisfaction of claims against and interests in the Company and the other Debtors, including the liabilities subject to compromise. On June 23, 2003, the Plan became effective. In accordance with the terms of the Plan, the Company engaged in an internal restructuring that resulted in the transfer, directly or indirectly, of all the assets of the Company to LIL which domesticated into the United States as a Delaware corporation and changed its name to Laidlaw International, Inc. fka LIL ("LII").

As a part of its emergence from chapter 11, LII obtained exit financing of approximately $1.225 billion. Approximately $1.0 billion of this financing was used to fund a portion of the distributions to the Company's creditors.

Pursuant to the Plan, LII domesticated into the United States as a Delaware corporation. In conjunction with the emergence from chapter 11, LII issued 100.0 million shares of new common stock for distribution to the Company's creditors. Approximately 31.1 million of these shares were issued to holders of Laidlaw bank debt claims (Class 4 under the Plan); approximately 57.9 million to holders of Laidlaw bond debt claims (Classes 5 and 5 A under the Plan) and approximately
11.0 million will be available for distribution to holders of general unsecured claims (Class 6 under the Plan). In addition, approximately 3.8 million shares were issued to a trust in connection with the Company's settlement with the PBGC relating to the funding level of certain subsidiary pension funds. Consistent with the Plan, the Company's common stock was cancelled as of June 23, 2003.

The $33.6 million increase in long-term debt is primarily a result of borrowings under the Greyhound Lines, Inc. ("Greyhound") facility to satisfy cash funding requirements.

The $223.9 million increase in other long-term liabilities is primarily due to the increase in the pension liability and the increase in claims liabilities as a result of increased accident claims costs being experienced.

Shareholders' equity decreased by $2,207.0 million as a result of the comprehensive loss during the period.

LIQUIDITY

Cash provided by operating activities increased by $12.1 million to $263.8 million, in the nine months ended May 31, 2003. In the nine months ended May 31, 2002, cash provided by continuing operating activities totalled $251.7 million.

Since August 31, 2002, working capital, excluding the current portion of long-term debt, has increased by $156.2 million to $659.0 million at May 31, 2003. This increase is primarily a result of working capital associated with the start-up of the new school year.

Approximately $76.4 million of the cash and equivalents and short-term deposits and marketable securities are assets of the Company's wholly owned insurance subsidiaries and are used to support the Company's self-insurance program. If these amounts are withdrawn from the subsidiaries, they would have to be replaced by other suitable financial assurances.

Potential Pension Plan Funding Requirements

Greyhound and certain of its subsidiaries sponsor the following U.S. deferred Pension Plans (the "Greyhound U.S. Plans"):

      - Greyhound Lines, Inc. Salaried Employees Defined Benefit Plan ("Greyhound Salaried Plan");

      - Greyhound Lines, Inc. Amalgamated Transit Union Local 1700 Council Retirement & Disability Plan ("ATU Plan");

      -     Texas, New Mexico and Oklahoma Coaches, Inc. Employees Retirement
            Plan;

      - Vermont Transit Co. Inc. Employees Defined Benefit Pension Plan ("Vermont Transit Plan");

      -     Carolina Coach Company Pension Plan;

      - Carolina Coach Company International Association of Machinist Pension Plan; and

      -     Carolina Coach Company Amalgamated Transit Union Pension Plan.

The ATU Plan covers approximately 14,000 current and former employees hired before November 1, 1983 by Greyhound, fewer than 1,000 of whom are active employees. The ATU Plan provides retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Under the terms of the collective bargaining agreement, participants in this plan accrue benefits as long as no contributions are due from the Company. During fiscal 2002, the ATU Plan actuary advised the Company and the union that the decline in the financial markets had made it likely that contributions to the ATU Plan would be required for the plan in calendar 2002. The Company and union met and agreed to freeze service and wage accruals effective March 15, 2002. The Greyhound Salaried Plan covered salaried employees of Greyhound through May 7, 1990, when the plan was curtailed. The Vermont Transit Plan covered substantially all employees at Vermont Transit Company through June 30, 2000, when the plan was curtailed. The other Greyhound U.S. Plans cover salaried and hourly personnel of other Greyhound subsidiaries. Except as described below, it is the Company's policy to fund the minimum required contribution under existing laws.

As of December 31, 2002, the Greyhound U.S. Plans had a combined projected benefit obligation ("PBO"), discounted at 6.5%, of $768.0 million. The ATU Plan represents approximately 90% of the PBO. Over the last two calendar years, the PBO has increased $69.5 million as interest accretion on the obligation and the effect of a decrease in the discount rate of 1.3% have more that offset reductions due to benefit payments. In addition, plan assets have declined $216.1 million over the last two calendar years due to benefit payments and losses on plan assets. As a result, although plan assets exceeded the PBO by $41.6 million at December 31, 2000, the PBO now exceeds plan assets resulting in the plans being underfunded by $244.0 million at December 31, 2002.

Further, in connection with its bankruptcy reorganization, the Company and the United States Pension Benefit Guaranty Corporation ("PBGC"), a United States government agency that administers the mandatory termination insurance program for defined benefit pension plans under the Employee Retirement Income Security Act ("ERISA"), have agreed to the economic terms relating to claims asserted by the PBGC against the Debtors regarding the funding levels of the Greyhound U.S. Plans (the "PBGC Agreement"). Under the PBGC Agreement, upon the consummation of the Plan on June 23, 2003, the Company and its subsidiaries contributed $50 million in cash to the Greyhound U.S. Plans and the Company issued 3,777,419 shares of LII common stock equal in value to $50 million to a trust (the "Pension Plan Trust"). Further, LII will contribute an additional $50 million in cash to the Greyhound U.S. Plans in June 2004.

The PBGC Agreement provides that the PBGC will be granted a first priority lien on the common stock held in the Pension Plan Trust. The trustee of the Pension Plan Trust will sell the common stock as soon as practicable, but in no event later than the end of calendar 2004. All proceeds from sales of this stock will be contributed directly to the Greyhound U.S. Plans. If the proceeds from the sales of common stock exceed $50 million, the excess amount may be credited against the next-due minimum funding obligations of the Company and its subsidiaries, but will not reduce the June 2004 required contribution under the PBGC Agreement. If the proceeds from the sales of common stock do not aggregate $50 million, LII and its subsidiaries will be required to contribute the amount of the shortfall in cash to the Greyhound U.S. Plans at the end of 2004.

These contributions and transfers will be in addition to the contributions to the Greyhound U.S. Plans, if any, required under the minimum funding requirements of ERISA. The PBGC also will receive a second priority lien on the assets of the Company's U.S. operating subsidiaries (other than Greyhound and its subsidiaries).

Based upon current regulations and plan asset values at December 31, 2002, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made consistent with the terms of the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in prescribed actuarial mortality tables or discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

Debtor-in-possession facility

To ensure sufficient liquidity to meet ongoing operating needs, the Company obtained a $200.0 million debtor-in-possession ("DIP") financing from General Electric Capital (the "DIP Facility"). The DIP Facility was guaranteed by certain of the Company's direct and indirect subsidiaries located in the United States and Canada (other than Greyhound and its subsidiaries and joint ventures). The DIP Facility expired on June 23, 2003, the effective date of the approved plan of reorganization.

As of May 31, 2003 the Company had no borrowings under the DIP Facility, but issued letters of credit of $41.5 million and had $158.5 million of availability. On June 23, 2003, the letters of credit issued under the DIP Facility were replaced by letters of credit issued under the Company's new revolving credit facility (as described below).

The Greyhound Facility

In October 2000, Greyhound Lines, Inc. ("Greyhound") entered into a revolving credit facility, with Foothill Capital Corporation to fund working capital needs and for general corporate purposes. Under the terms of this revolving credit facility, Greyhound was required to meet certain financial covenants, including a minimum cash flow to interest expense ratio, a maximum debt to cash flow ratio and a minimum level of net worth. Because management was unable to determine with reasonable assurance whether Greyhound would remain in compliance with these covenants in the future, Greyhound initiated discussions with the agent bank in an effort to obtain modifications to the agreement. On May 14, 2003, Greyhound entered into an amended and restated revolving credit facility (the "Greyhound Facility") superceding the previous revolving credit facility. Changes to the agreement include, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant, the addition of a minimum cash flow covenant and a waiver of any defaults arising under the previous revolving credit facility with respect to the financial covenants for the period ended March 31, 2003.

Letters of credit or borrowings are available under the Greyhound Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, subject to a maximum of $125 million, with a $70 million letter of credit sub-facility. Borrowings under the Greyhound Facility are available to Greyhound at a rate equal to Wells Fargo Bank's prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by Greyhound. Letter of credit fees are 3.5% per annum. Borrowings under the Greyhound Facility mature on October 24, 2004. The Greyhound Facility is secured by liens on substantially all of the assets of Greyhound and the stock and assets of certain of its subsidiaries. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including the Company. As of March 31, 2003, Greyhound was in compliance with all such covenants.

The financial covenants established for 2003 remain tight because they were set at levels slightly below (in the case of the minimum cash flow to interest expense ratio and minimum cash flow) or slightly above (in the case of the maximum debt to cash flow ratio) the levels indicated in Greyhound's current financial forecast. The Greyhound Facility further provides that Greyhound will deliver to the agent bank its financial forecast for 2004 by no later than September 2003, and Greyhound and the agent bank will negotiate in good faith to determine new financial covenants for 2004. Although Greyhound has been successful in obtaining necessary amendments to the Greyhound Facility in the past, there can be no assurances that Greyhound will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Greyhound Facility would not have a material effect on Greyhound.

As of May 31, 2003, the Company had outstanding borrowings under the Greyhound Facility of $48.1 million, issued letters of credit of $46.2 million and had availability of $30.7 million.


Exit Financing

As a result of emergence from chapter 11, in June 2003, LII established a new $825.0 million senior secured credit facility. The new facility consists of a $625.0 million Term B loan due June 2009 and a $200.0 million senior secured revolving credit facility due June 2008. The Term B facility provides for a mandatory 1% principal repayment to be paid quarterly beginning June 2003 through to March 2008 followed by four $125.0 million quarterly installments. Interest paid on the Term B facility will be charged at Base Rate +4% or Eurodollar +5%. As at June 23, 2003, the entire Term B facility was drawn.

The $200.0 million revolving credit facility was established to fund LII's letters of credit and working capital needs. Interest will be charged at Base Rate +3.5% or Eurodollar Rate +4.5% for the initial six month period beginning June 2003 through to December 2003. Thereafter, a percentage per annum determined by reference to a leverage ratio, as defined in the credit facility agreement, will be applied. The range of rates is as follows: Base Rate +3.25% - 3.75%; Eurodollar Rate +4.25% - 4.75%; Bankers Acceptance Rate +4.25% - 4.75%. As at June 30, 2003, $13.0 million was drawn on the facility for the issuance of letters of credit.

Under the terms of the new $825.0 million senior secured Credit Facility the Company is required to meet certain financial covenants including a fixed charge, coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants.

Also as a result of emergence from chapter 11, in June 2003 the Company issued $406.0 million of Senior Notes due 2011. The notes bear interest at a rate of 10.75% payable semi-annually beginning on December 15, 2003. LII may redeem some or all of the notes at any time after June 15, 2007.

CAPITAL EXPENDITURES AND CAPITAL RESOURCES

Net expenditures for the purchase of capital assets for normal replacement requirements and increases in services, increased to $229.8 million for the nine months ended May 31, 2003 (including $21.1 million of purchases of capital assets financed by notes payable, operating leases and/or capital leases) from $203.1 million for the nine months ended May 31, 2002 (including $49.4 million of purchases of capital assets financed by notes payable, operating leases and/or capital leases). This increase is primarily a result of the Company curtailing capital spending in the prior period due to the Company's financial position at that time.

Expenditures on the acquisitions of businesses (including long-term debt assumed) were $4.7 million for the nine months ended May 31, 2003 (May 31, 2002
- $2.0 million).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are the Company's most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Claims liability and professional liability reserves

The Company establishes reserves for automobile liability, general liability, professional liability and worker's compensation claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. The amount of these reserves could differ from the Company's ultimate liability related to these claims due to changes in the Company's accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates.

Revenue recognition in the Healthcare services segment

Revenue is recognized at the time of service and is recorded at amounts estimated to be recoverable, based upon recent experience, under reimbursement arrangements with third-party payors, including Medicare, Medicaid, private insurers, managed care organizations and hospitals or directly from patients. The Company derives approximately 39% of its collections in the healthcare services segment from Medicare and Medicaid, 7% from contracted hospitals, 44% from private insurers, including prepaid health plans and other sources, and 10% directly from patients.

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that they are not reimbursable under plan coverage, they were for services provided that were not medically necessary, or insufficient supporting information was provided.

As a result, there is a reasonable possibility that recorded estimates could change materially and that retroactive adjustments may change the amounts realized from third-party payors. Such adjustments are recorded in future periods as adjustments become known.

Pension

The determination of the Company's obligation and expense for pension benefits is dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increase as determined by management. In addition, the Company's actuarial consultants also use factors to estimate such items as retirement age and mortality tables. The assumptions and factors used by the Company may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by the Company. During fiscal 2002 and the first nine months of this fiscal period, the Company has experienced a reduction in interest rates and a deterioration in plan returns. If this trend continues, the Company may have to fund amounts to the pension plans in future years in addition to the funding discussed above under "Liquidity - Potential Pension Plan Funding Requirements", whereby the Company agreed with the PBGC to the economic terms relating to claims asserted by the PBCG against the Debtors regarding the funding levels of the Greyhound U.S. Plans. Under the PBGC Agreement, the Company has committed to make substantial cash contributions to the Greyhound U.S. Plans, in addition to contributions required under applicable law.

Contingencies

As discussed in Notes 7 and 13 of the Notes to the Consolidated Financial Statements, management is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain litigation matters disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these proceedings will have a material adverse affect on the Company's consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management's assumptions relating to these proceedings or the actual final resolution of these proceedings.

RISK FACTORS IN THE COMPANY

The Company is exposed to a variety of financial, operating and market risks. Some of these risks are within the Company's control; others are not. The following are the risk factors in the Company not already disclosed elsewhere in this report.

Accident claims costs

As discussed above under the "Critical accounting policies", the Company experiences significant costs surrounding accident and professional liability claims and uses estimates and assumptions when providing for the ultimate costs of these incidents. The ultimate costs could materially affect the Company's financial condition and results of operations.

The Company has in place procedures to manage the risk. The first is a comprehensive safety program throughout the Company, which has as its goal to reduce the number of accidents as far as practically possible. Although recent accident claims cost increases experienced because of increased medical costs, ultimate settlement amounts and court awards, and increased severity of accidents experienced, the accident frequency as a percentage of revenue has actually declined over the last number of years. Once an accident has occurred, the Company has procedures and settlement practices in place to minimize the ultimate cost to the Company.

Healthcare revenue

In August 1997, the U.S. Federal Government passed the Balanced Budget Act of 1997 (the "Act"), which provides for certain changes to the Medicare reimbursement system. These changes include, among other things, the requirement for the development and implementation of a prospective fee schedule for reimbursement of ambulance services. Prior to these changes, ambulance services were reimbursed from Medicare on a reasonable charge basis.

The Act mandates that this fee schedule be developed through a negotiated rulemaking process and must consider (i) data from the industry and other organizations involved in the delivery of ambulance services, (ii) mechanisms to control increases in expenditures for ambulance services, (iii) appropriate regional and operational differences, (iv) adjustments to payment rates to account for inflation and other relevant factors, and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner.

The Act also required that beginning January 1, 2001, ambulance service providers accept assignment whereby the Company receives payment directly from Medicare and accepts such amount along with the co-pay and deductible paid by the patient as payment in full. Further, the Act stipulates that third-parties may elect to no longer provide payments for cost sharing for co-insurance, or co-payments, for dual qualified (Medicare and Medicaid) beneficiaries.

In January 1999, the Center for Medicare and Medicaid Services, formerly named the Health Care Financing Administration, announced its intention to form a negotiated rulemaking committee to create the new fee schedule for Medicare reimbursement of ambulance services. That committee convened in February 1999. The fee schedule and the mandatory acceptance of assignment was implemented on April 1, 2002. In addition, revisions to the physician certification requirements for coverage of non-emergency ambulance services were also implemented.

The Company has implemented a plan that it believes will mitigate the potential adverse impact from these changes. The plan includes renegotiation of "9-1-1" contracts, adjusting rates and seeking alternative relief from the federal and local governments.

As a result, estimating the revenue from healthcare services is subject to significant uncertainties and subsequent adjustments to the recorded revenue could be material.

Performance bonds

The Company's Education services business is highly dependent on the Company's ability to obtain performance bond coverages sufficient to meet bid requirements imposed by potential customers. The Company's ability to obtain adequate bonding coverages has been adversely affected by the Company's poor financial position and lack of liquidity. Furthermore, many school boards are requiring higher dollar-value performance bonds from their service providers. There can be no assurance that, going forward, the Company will obtain access to adequate bonding capacity. If adequate bonding capacity is not available or if the terms of such bonding are too onerous, there would be a material adverse effect on the Company.

Increasing competitive and external pressures

Education services - The segment competes with several large companies and a substantial number of smaller locally owned operations in the Education services business segment. Moreover, most school districts operate their own school bus systems. In acquiring new school bus contracts and maintaining existing business, competition primarily exists in the areas of pricing and service.

Public Transit services - As with the Education services segment, this business competes with several large companies and a number of smaller locally owned operations. Most municipalities operate their own fixed route municipal bus services, however, the majority of the paratransit bus routes are operated by private entities. In acquiring contracts and maintaining existing business, competition primarily exists in the areas of pricing and service.

Greyhound - The inter-city transportation industry is highly competitive. Greyhound's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and, in certain markets, regional bus companies and trains. Airlines have increased their penetration in intermediate-haul markets (450 to 1,000 miles), which has resulted in the bus industry, in general, reducing prices in these markets in order to compete. Additionally, airline discount programs have attracted certain long-haul passengers away from Greyhound. However, these lower airline fares usually contain restrictions and require advance purchase. Typically, Greyhound's customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. Greyhound's everyday low pricing strategy results in "walk-up" fares substantially below comparable airline fares. In instances where Greyhound's fares exceed an airline discount fare, Greyhound believes the airline fares typically are more restrictive and less readily available than travel provided by Greyhound. However, Greyhound has also instituted numerous advance purchase programs, in order to attract the price sensitive customer. Price, destination choices and convenient schedules are the ways in which Greyhound meets this competitive challenge.

The automobile is the most significant form of competition to Greyhound. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car.

Healthcare Transportation services - The Company competes with several large companies and a substantial number of smaller locally owned operators in the healthcare transportation services industry. Moreover, many municipal, fire and paramedic departments and hospitals operate their own ambulance systems. In acquiring new healthcare transportation contracts and maintaining its business, the Company experiences competition primarily in the areas of pricing and service.

Emergency Management services - This business unit is also subject to vigorous competition. Competition for these services is generally based upon cost, the ability to make available physicians capable of providing high quality care and the reputation of the Company's emergency department business unit among hospitals and physicians. Competition is also based upon the proper utilization of the emergency department, as well as the ability to integrate the emergency department with other hospital departments and to provide value added services.

There can be no assurance that the Company will be able to compete successfully against these sources of competition or other competitive or external factors.

Retention of key personnel

The Company's success depends upon its ability to recruit and retain key personnel. The Company could experience difficulty in retaining its current key personnel or in attracting and retaining necessary additional key personnel. Low unemployment in certain market areas can make the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages. The Company's internal growth will further increase the demand on its resources and require the addition of new personnel. The Company has entered into employment agreements with certain of its executive officers and certain other key personnel. However, failure to retain or replace key personnel may have an adverse effect on the Company's business.

Fuel price fluctuations

Historically, fuel costs represent approximately 3% to 6% of revenue. Due to the significance of fuel expenses, particularly diesel fuel, to the operations of the Company and the historical volatility of fuel prices, the Company has initiated a program to minimize the fluctuations in the price of its diesel fuel purchases. The intent of the program is to mitigate the impact of fuel price changes on the Company's operating margins and overall profitability by entering into forward supply contracts ("FSCs") with certain vendors. The FSCs generally stipulate set bulk delivery volumes at prearranged prices for a set period. The volumes agreed to be purchased by the Company are well below the forecasted total bulk fuel needs for the given location. Therefore, the risk of being forced to purchase fuel through the FSCs that is not required by the Company is minimal. Also, to the extent that the Company enters FSCs for portions of its total fuel needs, it may not realize the benefit of decreases in fuel prices. Conversely, to the extent that the Company does not enter into FSCs for portions of its total fuel needs, it may be adversely affected by increases in fuel prices.

Given the ticket based revenue stream of the Greyhound segment, fuel price increases at the U.S. operations of the Greyhound segment, limited by what the market can bear, can be passed on to the passenger through increased fares. The majority of the Canadian operations of the Greyhound segment operates in a regulated market and ticket price increases must be first approved by government agencies. The other operations that have fuel requirements, operate with a contractual based revenue stream. Fuel price increases take a longer time to be passed on to the customer, in most cases upon renewal of the contract.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this report, including statements regarding the status of future operating results and market opportunities, possible asset dispositions and other statements, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to; Greyhound's ability to continue as a going concern; market factors, including competitive pressures and changes in pricing policies; changes in interpretations of existing legislation or the adoption of new legislation; loss of major customers; the significant restrictive covenants in the senior secured credit facility; the ability to continue to satisfy bonding requirements for existing or new customers; volatility in energy costs; the costs and risks associated with litigation; costs related to accident and other claims; potential pension plan funding requirements; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

            The following discussion about the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from these projections. The Company is currently exposed to market risk from changes in commodity prices for fuel, investment prices, foreign exchange and interest rates. The Company does not use derivative instruments for speculative or trading purposes.

            COMMODITY PRICES. The Company currently has exposure to commodity risk from its fuel inventory and its advance purchase commitments for fuel. The Company has fuel inventory at May 31, 2003, at a carrying value of 2.8 million. The Company's fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company's results of operations. Additionally, the Company has entered into advanced purchase commitments for fuel whereby the Company has agreed to take delivery of a total of 6.7 million gallons through August 2003 at a fixed price of 7.4 million. A 10% increase or decrease in the cost of fuel would not have a material effect on this commitment or the Company's results of operations.

            INVESTMENT PRICES. The Company currently has exposure in the market price of investments. At May 31, 2003, the Company has approximately $435 million held in cash and $482 million in investments. A 10% decrease in the market price would not have a material effect on the Company's financial position. As required by generally accepted accounting principles, the Company has reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholders' equity.

            FOREIGN EXCHANGE. The Company currently has exposure to foreign currency exchange rates from its Canadian dollar operations. However these companies maintain a natural hedge and therefore changes in foreign currency exchange rate have no material effect on the Company's financial position.

            INTEREST RATE SENSITIVITY. The Company currently has exposure to interest rates from its long-term debt as it relates to the Laidlaw subordinated debt. A 10% increase or decrease in variable interest rates would not have a material effect on the Company's results of operations or cash flows.

            The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates for fixed rate debt as of May 31, 2003.

LONG TERM DEBT

                              2003     2004      2005     2006       2007    THEREAFTER    TOTAL    FAIR VALUE
                              ----     ----      ----     ----       ----    ----------    -----    ----------
Fixed Rate Debt
(in millions)                17.7     54.6      13.0      12.6      157.7        2.7       258.3       222.3
Average Interest Rate         9.3%    10.8%      9.2%      9.8%      11.2%      11.0%       10.8%         --
                             ----     ----      ----      ----      -----       ----       -----       -----

                           LAIDLAW INTERNATIONAL, INC.

PART I.     FINANCIAL INFORMATION

Item 4.     Controls and Procedures

            We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

            Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                         LAIDLAW INTERNATIONAL, INC.

PART II.    OTHER INFORMATION

Item 5.     Legal Proceedings

(In this Item 5, the Company refers to Laidlaw International, Inc. and its subsidiaries and Laidlaw refers to Laidlaw Inc.)

            The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage or employment related claims. Based on the Company's assessment of known claims and its historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company's consolidated financial position or results of operations.

            The Debtors, as defined in the Notes to the consolidated Financial Statements, filed a voluntary petition for reorganization under the Bankruptcy Code on June 28, 2001. A Plan of Reorganization was confirmed by the Bankruptcy Court and Canadian Court on February 27, 2003 and February 28, 2003, respectively, and became effective on June 23, 2003. As a result of the Company's voluntary petitions for relief under the protection of the Bankruptcy Code and the CCAA, the actions described below were stayed with respect to the Company. In addition, certain of these proceedings have been settled as described below. Upon emergence from the Company's chapter 11 proceedings, the claims against the Company and the other Debtors discussed below that had not been settled were extinguished. Any remaining claims against current or former directors and officers continue to remain outstanding.

Safety-Kleen settlement

            The Company owns 44% of the common shares of Safety-Kleen Corp. ("Safety-Kleen"). On June 9, 2000, Safety-Kleen announced that it and 73 of its U.S. subsidiaries filed voluntary petitions for chapter 11 relief in the United States Bankruptcy Court for the District of Delaware.

            Following Safety-Kleen's filing for petition for chapter 11 relief, the Debtors asserted various claims against Safety-Kleen, and Safety-Kleen and various Safety-Kleen constituencies, including certain current directors of Safety-Kleen (the "Safety-Kleen Directors") and Toronto Dominion (Texas), Inc. ("TD-Texas"), as administrative agent for the secured lenders of Safety-Kleen, asserted various claims against the Debtors. In November 2001, the bankruptcy court hearing Safety-Kleen's chapter 11 proceedings and the Bankruptcy Court held a joint conference and determined that mediation would occur for the claims between the Debtors and the various Safety-Kleen constituencies. Certain claims asserted by the former corporate secretary and general counsel (Mr. Taylor) of Safety-Kleen and certain of its predecessors and by the former chief financial officer (Mr. Humphreys) of Safety-Kleen were not included in the mediation.

            The mediation proceedings were held in April 2002 and, on July 18, 2002, the parties to the mediation announced that they had reached a settlement. Pursuant to the settlement, Laidlaw agreed to withdraw with prejudice its claim of up to $6.5 billion in Safety-Kleen's bankruptcy proceedings, Laidlaw allowed a claim of $225.0 million as a general unsecured claim in Class 6 under its plan of reorganization in favor of Safety-Kleen and other claims asserted against Laidlaw by Safety-Kleen, the Safety-Kleen Directors and the Safety-Kleen secured lender group, including claims of TD-Texas, are deemed withdrawn with prejudice. In addition, as part of this compromise and settlement, claims against Safety-Kleen by certain current and former Laidlaw officers and directors for indemnity and contribution will be deemed withdrawn with prejudice. Also, the Laidlaw agreed to allow a claim of $71.4 million as a general unsecured claim under its plan of reorganization in favor of TD-Texas as claimant under a $60.0 million promissory note issued by Safety-Kleen and guaranteed by Laidlaw that was assigned to TD-Texas.

            On August 16, 2002, the bankruptcy court hearing Safety-Kleen's chapter 11 proceeding approved the settlement. On August 30, 2002, the Bankruptcy Court approved the settlement. On September 11, 2002, the Canadian Court approved the settlement. As part of the compromise and settlement, Laidlaw will be released from its indemnification obligations relating to certain environmental matters and Safety-Kleen will cause the claim of the South Carolina Department of Health and Environmental Control ("DHEC") against the Company to be withdrawn with prejudice. Safety-Kleen announced a settlement with DHEC in mid October 2002. Releases satisfactory to the parties will be exchanged, and there will be no admission of liability by any party to the agreement or any person providing releases under the agreement. The settlement is conditioned upon, among other things, the consummation of the settlement agreement between Safety-Kleen and DHEC, which is conditioned upon the confirmation and effectiveness of a plan of reorganization of Safety-Kleen. As a result, Laidlaw provided $225.0 million in fiscal 2001 to reflect this settlement and the claim allowed to Safety-Kleen and for the termination of the Laidlaw's claims for indemnification, contribution or subrogation from Safety-Kleen and the Safety-Kleen Directors, as well as the termination of claims against the Company by Safety-Kleen, the Safety-Kleen Directors and the Safety-Kleen secured lender group, including the claims brought by TD-Texas.

Securities Litigation - Shareholder actions

            Three actions, filed against Laidlaw and others, are pending in the United States District Court for the District of South Carolina. These cases have been consolidated. Plaintiffs assert claims under the federal securities laws that Laidlaw's consolidated financial statements had accounting irregularities based on Laidlaw's incorporation and/or consolidation of the financial results of Safety-Kleen in the reported consolidated financial results of Laidlaw. PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada) have agreed to a settlement with the plaintiff class.

            On September 18, 2000, Laidlaw was added as a defendant in a consolidated amended securities fraud class action complaint that had previously been pending in the United States District Court for the District of South Carolina against Safety-Kleen and others. Safety-Kleen, which is in a chapter 11 reorganization proceeding, was dismissed as a defendant. In the currently active complaint, plaintiffs allege that, during the class period, in violation of the federal securities laws, the defendants disseminated to the investing public false and misleading financial statements and press releases concerning the financial statements and results of operations of LESI and Safety-Kleen. Plaintiffs further allege that the proxy statement, prospectus and registration statement pursuant to which LESI and Old Safety-Kleen were merged contained false and misleading financial information. PricewaterhouseCoopers LLP has agreed to a settlement with the plaintiff class.

            A consolidated amended class action complaint for violations of federal securities laws was filed in the United States District Court for the District of South Carolina against Laidlaw and other parties. In this complaint, the plaintiffs alleged that the defendants caused to be disseminated a proxy statement that contained misrepresentations and omissions of a materially false and misleading nature. On June 7, 2001, the court dismissed the claims against Laidlaw and some of the defendants. The plaintiffs then filed a motion seeking leave to file an amended complaint that asserts a common law claim for negligent misrepresentation against Laidlaw and other defendants. The court granted the motion after Laidlaw's chapter 11 filing, then subsequently vacated its order granting the motion with respect to Laidlaw.

            Certain of the defendants in the above referenced actions asserted claims for indemnification against Laidlaw. As a result of the Safety-Kleen settlement described above, claims of the seven Safety-Kleen Directors will be withdrawn with prejudice. The Safety-Kleen settlement would not affect the claims of Messrs. Humphreys and Taylor.

Securities Litigation - Bondholder actions

            As a result of Laidlaw's voluntary petitions for relief under the protection of the Bankruptcy Code and the CCAA, the actions described below were stayed with respect to Laidlaw. In addition, certain of these proceedings have been settled as described below. Upon emergence from the chapter 11 proceedings, the claims against Laidlaw and the other Debtors discussed below that have not been settled were extinguished. Any remaining claims against current or former directors and officers continue to remain outstanding.

            On July 24, 2002, the parties entered into an agreement to settle the securities litigation described below (the "Bondholder Settlement Agreement"). The Bondholder Settlement Agreement provides for a release of all claims that the plaintiffs have and may have against Laidlaw and the other defendants, including some of Laidlaw's former officers and directors, the underwriter defendants, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). The other defendants, including Laidlaw, will also release or have already released various claims against each other. The Bondholder Settlement Agreement was approved by the Bankruptcy Court and the Canadian Court on August 30, 2002 and September 11, 2002, respectively, and by the federal court in South Carolina on December 17, 2002. The Bondholder Settlement Agreement provides for the payment of $42.875 million to the plaintiff bondholder classes and $12.5 million to the Laidlaw estate. The Bondholder Settlement Agreement encompasses the following cases:

- John Hancock Life Insurance Company, New York Life Insurance Company, Aid Association for Lutherans, American General Annuity Insurance Company and the Variable Annuity Life Insurance Company filed a securities fraud class action in the United States District Court for the Southern District of New York against Laidlaw, certain of Laidlaw's then current or former officers and directors, various underwriters in the Company's sale of certain notes (the "Prepetition Notes"), and its auditors, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). Plaintiffs assert claims under the federal securities laws and the common law of South Carolina, alleging that the registration statement and prospectus for the Prepetition Notes contained misleading statements with respect to Laidlaw's financial condition and the relative priority of the Prepetition Notes. This action was transferred to the District of South Carolina.

- Barbara Meltzer filed a securities fraud class action complaint in the United States District Court for the District of South Carolina against Laidlaw and certain of its then current or former officers and directors. Plaintiff asserts claims under the federal securities laws that, during the class period, defendants disseminated to the investing public false and misleading financial statements and press releases concerning the relative priority of Laidlaw's Prepetition Notes and Laidlaw's publicly reported financial condition and future prospects. This action and the Hancock action discussed above were consolidated by order of the South Carolina federal court dated June 20, 2001, and the caption of the case was changed to In re Laidlaw Bondholders Litigation.

- The Bondholder Settlement Agreement also includes the settlement of a class action brought by certain Laidlaw bondholders against Citibank, N.A., the indenture trustee for the Prepetition Notes.

- Westdeutsche Landesbank Girozentrale, New York Branch, filed a securities fraud class action complaint against Laidlaw in the United States District Court for the Southern District of New York. Other defendants in the proceeding include certain of Laidlaw's then current or former officers and directors, various underwriters in the Company's sale of the Prepetition Notes, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). Plaintiff alleges that defendants disseminated to the investing public false and misleading financial statements and press releases concerning Laidlaw's obligations with respect to prepetition indentures entered into in 1992 and 1997 and Laidlaw's prepetition credit facility.

            In addition to the claims resolved under the Bondholder Settlement Agreement, Laidlaw is party to the following securities litigation:

- Pending before the federal court in South Carolina is the In re Safety-Kleen Corp. Bondholders Securities Litigation filed on January 23, 2001. This consolidated complaint consolidates the allegations originally brought by plaintiffs in a South Carolina District Court action and a Delaware District Court action against Laidlaw, certain of its then current or former officers and directors and others. Plaintiffs assert claims under the federal securities laws and allege that the defendants controlled the functions of Safety-Kleen, including the content and dissemination of its financial statements and public filings, which plaintiffs contend to be false and misleading.

- A complaint for violation of California Corporate Securities Law of 1968 and for common law fraud and negligent misrepresentation was filed on March 5, 2001 in the Superior Court of the State of California, County of Sacramento against Laidlaw, certain of its then current or former officers and directors and certain former officers and directors of Safety-Kleen. The plaintiffs in this case (Eaton Vance Distributors, Inc.; T. Rowe Price Associates, Inc.; Delaware Investment Advisors; John Hancock Funds, Inc; and Putnam Investments, Inc.) are purchasers or acquirers of specified bonds issued by the California Pollution Control Financing Authority on July 1, 1997 and secured by an indenture with Laidlaw Environmental Services and its successor Safety-Kleen. The action alleges that defendants made written or oral communications containing false statements or omissions about Laidlaw Environmental Services' and Safety-Kleen's business, finances and future prospects in connection with the offer for sale of those bonds, and that plaintiffs bought and retained the bonds in reliance on said statements and were injured thereby. After Laidlaw's filing for bankruptcy, the California court dismissed the action as to some other defendants on the grounds that the court lacked personal jurisdiction over them. This dismissal was affirmed by the California intermediate appellate court.

                         LAIDLAW INTERNATIONAL, INC.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

2.1 Third Amended Joint Plan of Reorganization of Laidlaw USA, Inc. and its Debtor Affiliates dated January 23, 2003 (filed as Exhibit 2.1 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.2 Modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.2 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.3 Second modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.3 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

3.1 Certificate of Incorporation of Laidlaw International, Inc. (filed as Exhibit 4.1 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.2 By-laws of Laidlaw International, Inc. (filed as Exhibit 4.2 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.3 Rights agreement, dated as of June 23, 2003, by and between Laidlaw International, Inc. and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.3 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.1 Indenture dated as of June 3, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas, relating to the 10 3/4% Senior Notes due 2011.

4.2 First Supplemental Indenture, dated as of June 18, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas.

10.1        Laidlaw International, Inc. Equity Incentive Plan

10.2        Laidlaw International, Inc. Supplemental Executive Retirement Plans

10.3 Credit Agreement dated as of June 19, 2003 among Laidlaw International, Inc., and others, as Borrowers and the financial institutions named therein

10.4 Amendment dated as of June 26, 2003 to the credit agreement dated as of June 19, 2003

10.5 Agreement made as of June 18, 2003 between Laidlaw Inc. and others and the Pension Benefit Guaranty Corporation.

99.1 Certification in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended May 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2003                      Laidlaw International, Inc.


                              By:   /s/ Kevin E. Benson
                                    -----------------------------------------
                                    Kevin E. Benson
                                    President and Chief Executive Officer



                                    /s/ Douglas A. Carty
                                    -----------------------------------------
                                    Douglas A. Carty
                                    Senior  Vice-President and
                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Kevin E. Benson, certify that:

1.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Laidlaw
      International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 15, 2003                      /s/ Kevin E. Benson
                                          --------------------------------------
                                          Kevin E. Benson
                                          President and Chief Executive Officer

                                CERTIFICATIONS

I, Douglas A. Carty, certify that:

7.    I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Laidlaw
      International, Inc.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 15, 2003               /s/ Douglas A. Carty
                                   --------------------------------------------
                                   Douglas A. Carty
                                   Senior  Vice-President  and Chief Financial
                                   Officer