Form 10-K
period 2003-08-31
LAIDLAW INTERNATIONAL INC
filed 2003-12-01
CIK 737874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003
Commission File Number 000-13109

LAIDLAW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	98-0390488 (I.R.S. Employer Identification No.)

55 SHUMAN BOULEVARD, SUITE 400
NAPERVILLE, ILLINOIS 60563
(Address of principal executive offices, including zip code)

(630) 848-3000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at February 28, 2003 was $7.2 million (computed by reference to the price at which the common equity of the registrant’s predecessor, Laidlaw Inc., was last sold on the over-the-counter market in the United States as posted on the OTC Bulletin Board). At November 24, 2003 there were 103,806,110 shares of the registrant’s Common Stock issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes  ☒   No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that those statements are only our predictions. The forward-looking statements included in this report are not guarantees of future performances, and should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Such risks, uncertainties and contingencies are described in detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, without limitation, the following:

—	Economic and other conditions in the markets in which the Company operates;

—	Greyhound’s ability to continue as a going concern;

—	Governmental regulations, the competitive environment, actual accident claims experience and third-party payor health care reimbursement rates;

—	The restrictive covenants contained in the company’s senior secured credit facility;

—	The ability to continue to satisfy bonding requirements for existing or new customers;

—	Successful completion of labor negotiations including those at the company’s Greyhound business (see “Greyhound Segment — Employees” in “Item 1. Business”);

—	Potential pension plan funding requirements;

—	The ability to realize revenue growth; and

—	The ability to implement initiatives designed to increase operating efficiencies and improve results.

PART I

ITEM 1.  BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Laidlaw International,” “we,” “our” or “us” means Laidlaw International, Inc., a Delaware corporation, and its subsidiaries.

     We have five reportable segments that provide transportation and healthcare services:

—	Our education services segment provides school bus transportation throughout Canada and the United States;

—	Our public transit services segment provides municipal and paratransit bus transportation within the United States;

—	Our Greyhound segment provides inter-city, tourism and small parcel bus transportation throughout North America;

—	Our healthcare transportation services segment provides healthcare related transportation services in the United States; and

—	Our emergency management services segment provides emergency department physician services throughout the United States.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission. The public can obtain copies of these materials by visiting the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, by calling the Commission at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge on or through our website at www.laidlaw.com. A copy of our Code of Ethics, as defined under Item 406 of Regulation S-K, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, at no cost, a copy of our Code of Ethics upon request by phone or in writing to our corporate address at 55 Shuman Boulevard, Naperville, Illinois 60563 (telephone number: (630) 848-3000), attention: Investor Relations. The information on our website is not incorporated into, and is not part of, this report.

BACKGROUND AND PARENT COMPANY RESTRUCTURING

We are a parent holding company without business operations of our own. We were originally incorporated under the laws of Ontario, Canada under the name “Laidlaw Investments Ltd.” on September 25, 1985. On June 20, 2003, in connection with our reorganization, we filed a certificate of domestication with the Secretary of State of the State of Delaware and became a Delaware corporation and, as part of our domestication, we changed our name to “Laidlaw International, Inc.” from “Laidlaw Investments Ltd.”

On June 28, 2001, we, along with Laidlaw Inc., an Ontario corporation and our predecessor, and four of our direct and indirect subsidiaries, filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. In addition, we and Laidlaw Inc. commenced Canadian insolvency proceedings under the Canadian Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice, or the “Canadian Court”, in Toronto, Ontario. On February 27, 2003, the U.S. Bankruptcy Court for the Western District of New York, or the U.S. Bankruptcy Court, entered an order confirming our Third Amended Joint Plan of Reorganization, or the Plan. On February 28, 2003, the Canadian Court issued an order recognizing the U.S.

Bankruptcy Court’s confirmation order and implementing it in Canada with respect to our Canadian insolvency proceeding.

On June 23, 2003, we completed our restructuring when the Plan became effective. Pursuant to the Plan, more than $3.2 billion of unsecured debt, $370 million of accrued and unpaid interest and $400 million of various other liabilities were compromised. The creditor groups received a combination of $1,185.0 million in cash and 100.0 million shares of newly issued common stock in Laidlaw International in exchange for the extinguishment of all claims, liabilities and debt against the predecessor company, Laidlaw Inc. In addition, we issued approximately 3.8 million shares of common stock to a trust in connection with a settlement agreement with the United States Pension Benefit Guaranty Corporation relating to the funding level of certain subsidiary pension funds.

The equity ownership of the predecessor company, Laidlaw Inc., was cancelled for no consideration.

None of Laidlaw International’s operating subsidiaries was a party to the chapter 11 proceedings. Our subsidiaries were able to meet their obligations with their own cash flow and credit facilities, and accordingly, continued to operate normally and without interruption during the chapter 11 proceedings.

For further discussion of the parent company restructuring and factors affecting Laidlaw International’s results of operations, liquidity and financial condition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to Consolidated Financial Statements included in this report.

In the following description of our business segments, certain revenue information is presented for the twelve month period ended August 31, 2003. As explained in Note 2 of the Notes to Consolidated Financial Statements included in this report, the Company, as a result of the consummation of the Plan, adopted fresh start accounting and, for financial reporting purposes, the effective date of the Plan was considered to be June 1, 2003. Due to the changes in the financial structure of the Company and the application of fresh start accounting, the results of the Company after June 1, 2003 are not comparable with the results of the Predecessor Company prior to the Plan implementation. Reference is made to Note 23 of the Notes to Consolidated Financial Statements, which shows the results of our business segments for the three months ended August 31, 2003 and for the nine months ended May 31, 2003.

For each of the years in the three-year period ended August 31, 2003, the percentages of consolidated revenue from our business segments were as follows:

Year Ended August 31	2003	2002	2001

Education Services	33%	33%	33%
Healthcare Transportation Services	23	22	22
Greyhound	27	28	28
Emergency Management Services	11	10	10
Public Transit Services	6	7	7

Total	100%	100%	100%

Financial information concerning the Company’s business segments is set forth in Note 23 of the Notes to Consolidated Financial Statements included in this report.

Geographic Segments

In the last three fiscal years, the percentage of revenue generated by United States operations has been 92.1%, 92.3% and 92.2%, respectively. Geographic information is set forth in Note 23 of the Notes to Consolidated Financial Statements included in this report. We have no operations outside of the United States and Canada.

EDUCATION SERVICES SEGMENT

Our education services business operates school buses and special education vehicles, primarily under the names Laidlaw Transit and Laidlaw Education Services in the United States and Canada. We have operations in 37 states and the District of Columbia in the United States and six provinces in Canada.

At the end of fiscal 2003, the business had contracts with approximately 970 school boards and districts in the United States and more than 60 school boards and districts in Canada, as well as various other educational institutions, providing transportation for approximately 2.0 million students each day.

For the twelve months ended August 31, 2003, we had revenue from our education services segment of $1,499.7 million (U.S. $1,357.1 million, Canada $142.6 million).

Segment Overview

The education services business is composed of four core activities including home-to-school, extracurricular, charter and transit, and other.

(i)	Home-to-School: This activity comprises all regularly scheduled services for the transportation of students to and from school, covered under a contract. Home-to-school represented approximately 89% of total revenue during fiscal year 2003.

(ii)	Extra-curricular: Extra-curricular revenue is non-contractual income resulting from transportation service not associated with regular home-to-school services of students. This activity contributed approximately 4% of education services revenues for fiscal year 2003.

(iii)	Charter & Transit: Charter service is generally non-contractual, non-regularly scheduled transportation service performed for a customer other than a school or school board. Transit services are available to the general public or are contracted through a government agency. Charter and transit activity accounted for approximately 3% of total revenues during fiscal year 2003.

(iv)	Other: This is comprised of revenues from transportation services, primarily regularly scheduled routes, to non-school customers, from the leasing of transportation equipment or from other non-transportation services such as logistical support or maintenance contracts. Other revenues accounted for approximately 4% of total revenues during fiscal year 2003.

Market Overview

There are an estimated 496,000 school buses operated in the United States and Canada transporting students to and from school. Nearly 67% of the buses are owned and operated by local school districts and other public sector entities; the remaining 33% of the buses are operated under private contract with various parties, including Laidlaw.

We are the largest school bus operator in the United States and Canada. We serve over 1,000 school boards. Our fleet consists of approximately 42,000 buses.

Competition

Competition in the privately operated bus market occurs in two forms — from the school districts themselves or from other private student carriers. Approximately 67% of school bus services are operated by school districts for their own transport needs. In order to convert publicly operated fleets to private operation, we need to demonstrate to school boards that we can provide student transportation more efficiently and safely and at lower cost.

Competition comes from other privately operated school bus operators. There are a few competitors that operate regionally and are owned by large, multiple segment transportation companies. The balance of the privately operated bus services market is served by more than 4,000 companies that are mostly small, privately held, local bus companies. We compete with other privately operated school bus services businesses based on price, scale and other operating attributes.

Contracts

In aggregate, more than 90% of education services’ revenue is pursuant to contracts with terms generally of three to five years with options for extensions. Our school bus contracts are generally with municipalities and school districts or boards of education. Pricing is generally on a revenue per bus, per day basis with annual increases per the terms of the agreement.

Seasonality

Our education services’ business is seasonal with operations following the school year from September to June. As a result, our education services business historically experiences a significant decline in revenue and operating income in the fourth fiscal quarter due to school summer vacations.

Employees

As of August 31, 2003, our education services segment had approximately 46,000 employees with 95% involved directly in operations. Part-time employees comprise over 90% of all employees. Approximately 42% are represented by 175 collective bargaining agreements. During fiscal 2004, 25% of the collective bargaining agreements, representing approximately 6,800 employees, are subject to renegotiation. The existence of many local union contracts limits the impact of any individual labor disruption on our operations. The workforce is primarily composed of drivers, mechanics and bus monitors. We believe that our relations with our employees in our education services business are good. During the past five years, we have not had any significant labor disruption in our education services business that had a material adverse effect on our business, financial condition or results of operations.

Fuel

For fiscal 2003, approximately 60% of our fuel costs were fixed, primarily through forward purchase contracts. In 2003, fuel expense represented 4.2% of total revenue. Wherever possible, we incorporate fuel protection measures to mitigate the effects of price fluctuations. Many of our contracts have two-way fuel cost adjustments or escalation provisions. We continue to incorporate such clauses into new contracts and seek amendments in existing agreements to reduce our exposure to increases in fuel costs.

Vehicle Fleet

Our education services business owns in excess of 39,000 buses and operates approximately 3,000 customer-owned buses. The average age of the bus fleet is approximately 6.5 years. In fiscal 2003, the average purchase price of a new bus was approximately $51,000. Fleet replacements are based on contract requirements, age and useful life of the vehicle.

Regulation

Companies operating in the school busing industry are not subject to licensing requirements in the United States. However, U.S. regulations require all drivers of school buses to have commercial driver’s licenses. In Canada, licenses to carry passengers are granted by provincial boards upon proof of public convenience and necessity. The provincial boards exercise control over the issuance, extension and transfer of licenses and regulate the general conduct of a licensee’s business. Various states, provinces and school boards set standards for insurance, qualification of drivers and safety equipment.

PUBLIC TRANSIT SERVICES SEGMENT

Our public transit services business is conducted by Laidlaw Transit Services, Inc. Laidlaw Transit Services, Inc. is a leading private provider of municipal public transportation services, specializing in paratransit and fixed-route contract services. Laidlaw Transit Services, Inc. also operates under the names of SuTran (Sioux Falls, SD), VanTran (Tucson, AZ) and SafeRide (Arizona and New Mexico).

For the twelve months ended August 31, 2003, our public transit business had revenues of $283.1 million

Segment Overview

We offer three types of transit service:

(i)	Paratransit: We provide door-to-door transportation for the mobility challenged. Our service offerings include curb-to-curb and door-to-door services, group service and individual dial-a-ride, to comply with the Americans with Disabilities Act, or the ADA. We serve general public and targeted populations. The paratransit business contributed approximately 67% of the total revenues of the public transit segment for fiscal year 2003.

(ii)	Fixed-Route: This is comprised of public municipal transit bus systems providing fixed-route transportation. We operate municipal transit bus systems and the recruitment, training and management of drivers, mechanics and support staff needed to provide such services. The fixed-route business contributed approximately 30% of public transit’s total revenues for fiscal year 2003.

(iii)	Other: We provide shuttle services for corporate campuses and operate reservation call and dispatch centers as well as transit information centers. We have six contracts in place to provide these types of services and they contributed approximately 3% of public transit’s total revenues for fiscal year 2003.

Our public transit segment operates from 104 locations in 25 states across the United States to service 146 contracts and transport more than 82 million passengers per year. With a fleet of approximately 3,800 vehicles, 65% of which are owned by our clients, we travel over 156 million miles per year.

Market Overview

The public transit market is estimated to be approximately $13 billion based on annual revenue, of which 11%, or approximately $1.4 billion, is out-sourced to private sector providers. The total municipal bus fleet in the United States and Canada is estimated at roughly 65,000 buses, of which 74% are fixed-route vehicles and 26% are paratransit vehicles. Paratransit services are predominately provided by private contractors. We are one of the largest private providers of municipal public transportation services in the United States.

Competition

The transit market in the U.S. is highly fragmented with an estimated 6,000 operators. Public transit authorities are the primary competitors, with approximately 90% of services are operated in-house. Typically, a contract is a management contract with the transit authority providing the vehicles and facilities. Transit authorities can apply for and receive up to 80% of the capital costs for new buildings and buses from the Federal Transit Administration (FTA). With low barriers to entry, bidding for contracts can be very competitive. Additionally, the slow down in the United States economy and the decline in tax revenues (state and local) have produced shortfalls in funding to transit authorities that have contributed to downward margin pressure over the past few years.

Contracts

All of public transit’s revenues are generated under contracts, generally with three-year maturities and two-year extension options. Our largest contract represents 9.4% of our public transit segment’s revenue in fiscal year 2003.

The FTA, in a policy change in May 2002, rescinded the maximum five-year limitation in contract length. As a result, FTA approval is no longer required for contract terms exceeding five years. In addition, municipal and transit authorities are no longer required to bid out contract renewals.

Operations

We operate dispatch centers, brokerage operations, management contracts and total turnkey operations for both paratransit and fixed-route services.

Public transit’s operations are largely conducted on a decentralized basis. We have two operating regions — East and West. Our support functions are more centralized and include marketing, information systems, and safety functions.

We have developed proprietary software that assists with dispatching our fleet and provides route modification of vehicles in service. It matches reservations and new trip requests with existing routes to maximize shared trips, improve passenger/vehicle productivity and enhance customer service.

Employees

As of August 31, 2003, our public transit business had approximately 5,400 employees, 32% of which are unionized under 37 union contracts. Approximately 16% of the collective bargaining agreements, representing approximately 600 employees, are subject to renegotiation in fiscal year 2004. Driver compensation is market-driven and can be determined or specified by a Transit Authority during the competitive bidding process. We believe that our relations with our employees in our public transit business are good. During the past five years, we have not had any significant labor disruption in our public transit business that had a material adverse effect on our business, financial condition or results of operations.

Fuel

Fuel price increases, wherever possible, are passed through to our customers or are subject to escalation clauses. We further mitigate price increases by requiring our customers to provide the fuel and have been able to either secure fuel escalation clauses or negotiate with the customer to agree to furnish fuel in 95% of all contracts bid or renewed in the last two years. Approximately 60% of our fuel purchases are retail pump purchases of fuel while vehicles are in service. There is no financial hedging instrument for retail pump purchases currently available to us. In 2003, fuel expense represented 4.6% of total revenues for the public transit segment.

Vehicle Fleet

As of August 31, 2003, public transit operated approximately 3,800 vehicles, of which approximately 1,350, mostly paratransit vehicles, were owned by us and the remaining units were owned and provided by customers. Our fleet consists of vans, sedans and body-on-chassis small buses configured to the individual requirements of each contract. Vehicle life is usually tied to the contract that the vehicle is providing services for. Vehicles are usually retired and sold at the end of the revenue contract.

Safety

Public transit operates under very stringent safety standards. In addition to thorough background checks and testing at the time of hire, we require mandatory training both in the classroom and behind the wheel. The average training requirement for our drivers is 100 hours. Public transit is heavily regulated by customers, states and federal agencies and undergoes both internal and external compliance audits.

GREYHOUND SEGMENT

Greyhound is the only national provider of scheduled inter-city bus transportation services in the United States and Canada. Collectively referred to as “Greyhound,” we operate in the U.S. as Greyhound Lines, Inc. (Greyhound U.S.), with headquarters in Dallas, Texas, and in Canada as Greyhound Canada Transportation Corporation (Greyhound Canada), with headquarters in Calgary, Alberta. We serve the value-oriented customer by connecting rural and urban markets throughout the United States and Canada, offering passenger service of 20,000 daily departures to more than 3,700 destinations with a fleet of approximately 3,700 buses. Additionally, we provide package express service, charter bus service and, in some of our terminals, food service. We also provide passenger services under private contract and package tours to major tourist regions in the United States and Canada.

Our U.S. operations serve more than 2,600 destinations with a fleet of approximately 3,000 buses. Greyhound Canada travels to more than 1,100 destinations using a fleet of approximately 700 buses.

For the twelve months ended August 31, 2003, our Greyhound services had revenue of $1,204.2 million (U.S. $991.8 million, Canada $212.4 million).

Segment Overview

Greyhound operates in four major businesses: (i) passenger service, (ii) package express, (iii) tour and charter and (iv) food service and other.

(i)	Passenger Service. Greyhound provides inter-city bus transportation to cities and towns in urban and rural areas throughout the U.S. and Canada. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. Our core customers are short-haul travelers (traveling 450 miles or less), comprising 78% of total passengers and 50% of our Greyhound services revenue. Long-haul travel contributes approximately 22% of the passengers and 50% of our Greyhound services revenue. Passenger service contributes approximately 77% of Greyhound’s total revenues.

Additionally, we have interline agreements and alliances with other bus carriers as well as with other providers of transportation such as airport and rail carriers in selected cities. These alliances allow us to provide cross-border transportation to and from Mexico and access to smaller towns in the U.S. and Canada that are complementary to our existing service schedules. Within Mexico and the southwestern United States, we operate under the brand names of Crucero, Autobuses Amigos, Autobuses Americanos and Omnibus Americanos. We sell bus tickets in Mexico through our Hispanic alliances. Within Canada, we operate in Quebec under the brand name Voyageur.

(ii)	Package Express. Our package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 400 miles. Our services include standard delivery, which is the traditional low-value, terminal-to-terminal delivery service, as well as priority and same day delivery, which is a premium priced product typically delivered door to door. With our extensive network and multiple schedules, we are able to provide expedited service, especially to rural areas. In the U.S., package express revenues represent 4% of total Greyhound U.S. revenues; in Canada, package express revenues represent 26% of total Greyhound Canada revenues. Package express service contributes approximately 8% of Greyhound’s total revenues.

(iii)	Tour and Charter. We offer charter services whereby a group of individuals can reserve a bus and driver in certain cities for transportation to and from specific events, such as concerts, sporting events, casinos and conventions. Additionally we operate “meet and greet” services for cruise lines at eight ports in the United States. The “meet and greet” service consists of meeting cruise line passengers (usually at airports) and transferring these passengers and their baggage to and from cruise ships. Tour and Charter contributes approximately 8% of Greyhound’s total revenues.

(iv)	Food Service and Other. We offer food service and gift items for purchase in more than 58 terminal locations. Food service and other represents approximately 7% of Greyhound’s total revenues.

Marketing and Sales

Our marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. We use various means to advertise passenger travel business, including radio, television and print media (primarily yellow pages). Additionally, we offer around-the-clock fare and schedule quotations as well as advance discount ticket purchasing via a toll-free telephone number through our telephone information centers and through our Internet website: www.greyhound.com.

Travelers can purchase tickets at approximately 150 company-operated bus terminals and approximately 2,100 agency-operated terminals and sales agencies. Discounts are offered on tickets purchased seven days in advance of travel. However, most tickets are purchased and used on the day of departure.

Operations

Maintenance garages are maintained at 30 strategic locations and are supplemented by company-operated service islands and fueling points. We have approximately 6,500 drivers based in approximately 105 different locations across the United States and Canada. Subsidiaries of Greyhound U.S. independently coordinate and manage their own driver and fleet resources.

Information technology is an integral component of our operations. Our information systems support, among other things, our website, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. We also use an automated fare and schedule quotation and ticketing system, called TRIPS, at approximately 440 locations.

Competition

(i)	Passenger Service. The transportation industry is highly competitive. Our primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines and, in some markets, regional bus companies and trains. Price, destination choices and convenient schedules are the ways in which we meet this competitive challenge.

Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. We believe that changes under the North American Free Trade Agreement (“NAFTA”) will increase the volume of bus travel between Mexico and the U.S. and provide growth opportunities while also increasing competition. We, through several joint ventures, provide through-bus service at most major gateways between the United States and Mexico. Additionally, in some of our terminals, we sell tickets for travel in Mexico on Grupo Estrella Blanca, or GEB, a Mexico-based bus carrier, and GEB sells tickets for travel in the U.S. on Greyhound Lines in certain of their terminals in Mexico.

(ii)	Package Express. We face competition in our package delivery service from local courier services, the U.S. Postal Service and overnight express and ground carriers. We continue to develop programs to meet this competition and further develop our package delivery business. These programs focus on system upgrades to improve service, billing and tracking for our customers, localized marketing strategies, and local, regional or national alliances with pick up and delivery carriers.

(iii)	Tour and Charter. Charter services are provided by several thousand local operators as well as a few regional carriers. Pricing, type of equipment and consistency in service are the principal factors both in obtaining new business and retaining existing customers. We principally compete based upon price and consistency of service, and continue to develop diversified product offerings in order to meet customer demands.

(iv)	Food Service and Other. Competition is limited due to the captive nature of the food service operations in our terminals. In some locations, however, fast food restaurants and convenience stores in close proximity to our terminals can pose a competitive factor.

Vehicle Fleet

During the twelve months ended August 31, 2003, we took delivery of 219 new buses, and retired 256 buses, resulting in a fleet of approximately 3,700 buses as of August 31, 2003, of which approximately 2,000 buses were owned and 1,700 were leased. The average age of our bus fleet was 7.6 years at August 31, 2003.

We have a long-term supply agreement with Motor Coach Industries, Inc (“MCI”) that extends through 2007, but may be canceled by either party at the end of any year upon six months notice. If Greyhound acquires new buses, we must purchase at least 80% of the new bus requirements from MCI pursuant to the agreement.

Operating Environment

Our business is affected by changes in economic conditions, consumer preferences and spending patterns, medical and wage inflation, demographic trends, consumer perceptions of transportation safety, costs of safety, security and environmental measures, road congestion and the weather.

Safety

We have increased our spending for safety and security by approximately $5 million annually as a result of the events of September 11, 2001. Although Greyhound U.S. and our subsidiaries were recently awarded a federal grant of $10 million for the twelve month period ending August 19, 2004, the grant is for spending above current levels and there can be no assurance that funding will continue in the future. Additionally, it is possible that the Transportation Security Administration could mandate security procedures that exceed the level currently provided by us, further increasing costs. Past terrorist acts and incidents on buses, or perceptions about future attacks, including changes in the homeland security threat levels, have and could continue to adversely affect the demand for our services.

Seasonality

Our Greyhound business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the holiday season. As a result, our Greyhound services business’ cash flows are also seasonal, with a disproportionate amount of annual cash flows being generated during the peak travel periods.

Employees

As of August 31, 2003, we employed approximately 16,000 workers, consisting of approximately 4,400 terminal employees, 6,500 drivers, 1,600 supervisory personnel, 1,000 mechanics, 600 telephone information agents, and 1,900 clerical workers. Of the total workforce, approximately 13,100 are full-time employees and approximately 2,900 are part-time employees.

At August 31, 2003, approximately 53% of our Greyhound employees were represented by collective bargaining agreements. We have agreements with a number of unions, however, the largest agreement is with the Amalgamated Transit Union (“ATU”), Local 1700. It covers approximately 5,300 of our U.S. employees, mostly drivers and maintenance employees, and expires on January 31, 2004. We have started contract negotiations in an attempt to enter into a new agreement prior to expiration. As of the date of this report, the parties have not reached an agreement on a new contract. There is no assurance that Greyhound will reach an agreement with the ATU. If Greyhound’s ATU unionized employees were to engage in a strike or other work stoppage prior to such expiration, or if Greyhound were unable to negotiate acceptable extensions of this agreement resulting in a strike or other work stoppage by the affected workers, Greyhound could experience a significant disruption of operations, which could have a material adverse effect on our business, financial condition and results of operations.

Trademarks

We own the Greyhound name and trademarks and the “image of the running dog” trademarks worldwide. The duration of these trademarks are potentially indefinite, as long as we continue to use them. We believe that this name and the trademarks have substantial consumer awareness.

Regulation

U.S. Department of Transportation. As a motor carrier engaged in interstate as well as intrastate transportation of passengers and express shipments, Greyhound U.S. and Greyhound Canada (for trips into the U.S.) are registered with the Department of Transportation, or DOT, and are also regulated by its Surface Transportation Board.

Canada Transportation Act. Greyhound Canada operates under the Canada Transportation Act, or CTA. The CTA provides for each province’s department of transportation, through the respective highway traffic boards, to regulate provincial scheduled service. We are required to file tariffs with schedule and rate information for our passenger services. The CTA does not cover package express or tour and charter operations; these segments are unregulated.

Other. Greyhound U.S. is subject to regulation under the ADA pursuant to regulations adopted by the DOT. The regulations require that all new buses acquired by us for our fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the U.S. fleet involved in fixed route operations will be required to be lift-equipped and, by October 2012, the fleet must be entirely lift-equipped. The regulations do not require the retrofitting of existing buses with lift equipment or the purchase of accessible used buses. Instead, the regulations permit the operation to determine the manner in which it will meet the 50% and 100% mandates. At August 31, 2003, approximately 18% of our U.S. fleet deployed in fixed route operations were wheelchair lift-equipped. To meet the 50% requirement by October 2006, and assuming no change in current fleet size, we must replace 867 of our non-lift-equipped buses with lift-equipped buses over the next three years.

Under an initiative implemented in the spring of 2000, and continuing until the fleet is fully equipped, we provide an accessible bus to any disabled passenger who provides at least 48 hours notice. Currently the added cost of a built-in lift device in a new bus is approximately $35,000 plus additional maintenance and employee training costs.

Insurance

The DOT has granted Greyhound U.S. authority to self-insure its automobile liability exposure up to $5.0 million per incident. To maintain self-insurance authority, Greyhound U.S. is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, Greyhound U.S.’s tangible net worth has fallen below the minimum required. In July 2003, we received a waiver of this requirement through December 31, 2004. As a condition for the waiver, Greyhound U.S. was required to increase the self-insurance trust by $2.7 million. The DOT will also require Greyhound U.S. to make additional contributions to the trust fund to maintain a level (measured semi-annually) in excess of self-insured reserves. The loss or further modifications of self-insurance authority from the DOT could have a material adverse effect on Greyhound U.S.’s liquidity, financial condition, and results of operations.

HEALTHCARE TRANSPORTATION SERVICES SEGMENT

American Medical Response, Inc., or AMR, is headquartered in Denver, Colorado and provides pre-hospital medical care through emergency and non-emergency ambulance response services. We are the United States’ largest provider of medical transportation services, operating from locations in 32 states with approximately 18,500 employees in 263 operating locations.

AMR treated and transported approximately 3.7 million patients during fiscal year 2003 using a fleet of approximately 2,900 ambulances, 650 wheelchair cars and 750 other support vehicles.

For the twelve months ended August 31, 2003, AMR had net revenue of $1,015.2 million.

Segment Overview

AMR has contracts with communities and other healthcare providers and third party payors to provide full-service exclusive and non-exclusive emergency transport services. Approximately 50% of AMR’s net revenues are generated from providing emergency transport services. Revenues generated from non-emergency transportation including critical care and wheelchair transport are 39% of total net revenues. The remaining 11% of AMR net revenues are earned by providing training and shared operating arrangements with local fire departments and other municipalities, contracted dispatching, comprehensive onsite medical care and transport services for special events.

Contracts

As of the end of fiscal year 2003, AMR had 149 agreements with municipal or county public safety agencies to provide contracts for emergency (9-1-1) response and more than 5,000 client relationships to provide non-emergency, critical care and wheelchair transports. Approximately 43% of AMR’s revenues are provided under fixed contracts to provide emergency or non-emergency transport. The remaining 57% is typically collected from third party or private payors. Our largest contract with a community represents $35 million in annual net revenues or 3.4% of AMR’s total net revenue.

Contracts with communities to provide emergency transport services are typically three to five years in length and are generally obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes.

Revenue from our contracts with communities and healthcare providers is typically collected from invoices generated by AMR for each patient transport. In some cases, revenue is based on negotiated fees paid periodically by the community, whereby patients are then billed directly by the community.

We also market our non-emergency ambulance services to hospitals, health maintenance organizations, convalescent homes and other health care facilities that require a stable and reliable source of medical transportation for their patients. A significant portion of our non-emergency transports is provided to such facilities and organizations in competitive markets without specific contracts. Contracts with hospitals and other facilities and organizations for non-emergency services are typically two years in length.

Market Overview Competition

AMR is the largest provider of emergency and non-emergency ambulance services in the United States with an 8% share of the estimated $12 billion ambulance services market. Approximately 60% of the total emergency and non-emergency market is serviced by private providers like AMR. Based on public filings, our closest competitor generates less than one-half the net revenue that we realized in fiscal year 2003. The residual market share is fragmented among more than 14,000 private, public and non-profit sector providers.

Regulation

Ambulance services are affected by regulations covering licensing, rates, health, safety, insurance and other matters. Most emergency or 911 contracts are granted exclusive supplier status through the issuance of a certificate of need or a public service agreement. Some municipalities divide requirements into service zones. Exclusive supplier status agreements are linked to service level measurements regarding response times and performance. Some municipalities also govern or set rates that may be charged for the ambulance services.

A substantial majority of our ambulance services revenues are attributable to payments received from third-party payors including Medicare, Medicaid and private insurers. We are subject to various regulatory requirements in connection with our participation in the Medicare and Medicaid programs. The United States Federal Centers for Medicare and Medicaid Services (formerly Healthcare Financing Administration) have implemented rules that have revised the policy on Medicare coverage of ambulance services. A new fee schedule for Medicare reimbursement of ambulance services became effective on April 1, 2002.

We, like other Medicare and Medicaid providers, are subject to governmental audits of our Medicare and Medicaid reimbursement claims. Accordingly, retroactive revenue adjustments from these programs could occur. We are also subject to the Medicare and Medicaid fraud and abuse laws that prohibit any bribe, kick-back or rebate in return for the referral of Medicare or Medicaid patients. Violations of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. See “Item 3. Legal Proceedings.”

AMR is also subject to other federal, state and local regulations, including the federally mandated Health Insurance Portability and Accountability Act (HIPAA) designed to protect the privacy of patients’ health information handled by health care providers.

Operations

Dispatch and Communications

We use location and detailed system status plans to position our ambulances and medical crews within a designated service area in an effort to reduce response time. Generally, ambulance units are not stationed at fixed sites but are constantly repositioned through ‘flexible deployment’ systems. Communication centers control the deployment and dispatch of ambulances in response to emergency calls. These centers may be owned and operated by either local communities or AMR.

Billing and Collections

We, from time to time, establish usual and customary rates for the services we provide. In certain cases, however, we are required to reduce these rates due to local ordinances or regulatory restrictions. In locations where we face rate restrictions and in the case of Medicare and Medicaid billing, we have negotiated reduced rates with payors to reflect the restrictions. In addition, we have established reserves to allow for services provided for which we cannot collect fees. As a result, our reported revenues are equal to our gross billings based on our usual and customary rates, net of contractual allowances for restricted rates and allowances for uncompensated care.

The collection process varies by payor. We have a collection staff specially trained in third-party coverage and reimbursement procedures. An account may move among several payor sources before final collection or resolution is reached. We also engage collection agencies to collect delinquent accounts primarily from private payors.

Payor Mix

We derive a significant percentage of our revenue from reimbursement by third-party payors including payments under Medicare, Medicaid, private insurance and contracts/managed care plans. We also collect payments directly from patients, including payments under deductible and co-insurance provisions.

Ambulance reimbursements have been and will be affected by the new Medicare Fee Schedule that is to be phased in over five years. The first and second phases of the new schedule were effective on April 1, 2002 and January 1, 2003. The additional phases will become effective on January 1 of 2004 and 2005. Although AMR has been effective in mitigating the impact of the first two phases through improvements in billing and collection efforts and efficiencies in providing ambulance services, there is no assurance it will be able to mitigate the impact of such fee schedule in the future.

The table below provides detail of the payor mix:

Medicare	39%
Medicaid	4%
Private Insurance/Contract	40%
Private Pay	17%

100%

Vehicle Fleet

We operate 4,300 vehicles, of which approximately 2,900 are ambulances, 650 are wheelchair cars, and 750 are support vehicles as of August 31, 2003. Ambulances are generally replaced when they are five years old or accumulate 250,000 miles or as provided in specific contracts. The average capital cost of an ambulance is approximately $55,000. The average age of our existing fleet is between three and four years.

Safety

AMR is committed to the safety of our employees, patients and the communities we serve. We have safety programs that are supported by a number of key initiatives including, but not limited to: driver qualification standards, physical agility testing, injury and illness prevention policies and procedures, monthly safety awareness campaign, road safety monitoring devices, driver training, safety training, management safety incentives and review of statistics on safety activities. Additionally, all our vehicles are subjected to inspection before and after each shift including a bumper-to-bumper checklist. In addition, there are specific inspections and procedures at 5,000 mile intervals and at 15,000 mile intervals.

Employees

Approximately 85% of our 18,600 employees have daily contact with patients and include approximately 5,100 paramedics, 7,700 emergency medical technicians (EMTs) and 300 nurses. Approximately 50% of our employees are represented by 49 collective bargaining agreements with 42 different unions. Approximately 22% of these collective bargaining agreements, representing approximately 2,800 employees, are subject to renegotiation during fiscal year 2004. We believe that our relations with our ambulance services employees are good. During the past five years, we have not had any significant labor disruption in our ambulance services business that had a material adverse effect on our business, financial condition or results of operations.

EMERGENCY MANAGEMENT SERVICES SEGMENT

EmCare, Inc., or EmCare, headquartered in Dallas, Texas, provides outsourced services to hospitals, primarily through professional corporations managed by EmCare and its subsidiaries. We recruit and schedule physicians to provide services in hospital emergency department and inpatient settings. We also assist our customers in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record keeping, third party payment, and other administrative services. During fiscal year 2003, physicians affiliated with EmCare provided services in 36 states for more than 4.5 million visits.

EmCare is the largest provider in the emergency management services sector, with an approximate 6% market share of the hospital emergency departments and approximately 16% market share of the total outsourced emergency department.

At each customer site, physicians and other medical professionals are recruited and scheduled by EmCare to treat patients. A physician at each site coordinates the delivery of services and acts as a liaison with medical staff and administration of the hospital. EmCare does not practice medicine, as all clinical decisions are the sole responsibility of the physicians.

For the twelve months ended August 31, 2003, EmCare had revenues of $480.6 million.

Market Overview

More than 95% of our emergency management services revenues are derived from providing emergency department management services.

Contracts

We provide emergency management services under 265 contracts with hospitals, one for each emergency department that we manage. The agreements with the hospitals are usually three years in length and are awarded on a competitive basis.

We receive compensation under three different arrangements:

(i)	We bill patients and third-party payors directly for the physician fees, with the hospital billing for all non-physician related services (70 of 265 contracts),

(ii)	We bill patients and third-party payors directly for the physician fees, with the hospital billing for all non-physician related services, and with the hospital paying EmCare an additional pre-arranged fee for our services (119 of 265 contracts), and

(iii)	We bill hospital clients directly for the services of the physicians, generally on an hourly basis, with the hospital ultimately responsible for billing and collecting from their patients (76 of 265 contracts).

Depending on contractual agreements with clients, EmCare may bill the hospitals, the third party payors including patients, or a combination of both for services provided. In all cases, the hospitals are directly responsible for billing and collecting for all non-physician-related services. Our average contract life is approximately 5.5 years.

Insurance

Physicians and other medical professionals contracting with EmCare may be covered by professional liability insurance underwritten by one of our subsidiary companies for the services provided under their contracts. While insurance limits are dictated by individual contract terms, limits are generally $1 million per medical incident, with a $3 million annual aggregate per medical professional. Although the majority of the professional liability insurance available for physicians is provided in this manner, the contracted physicians may obtain their own professional liability insurance directly or through the contracting hospital with our consent.

Revenue Composition

Commercial insurers, through managed care plans or traditional commercial coverage are the largest source of revenues from third-party payors, representing a combined total of 58% of total third party payor net revenue. Billings to these payors are billed based on specific fee schedules and are generally discounted based on negotiated rates with the payors. We do not accept “capitation” fees for professional emergency services.

Governmental payors comprise a total of 30% of third-party payor net revenue, most of which comes from the Federal Medicare program and state-based Medicaid programs. Government reimbursement is based on specific “allowed” fees for each professional procedure.

Patients visiting an emergency department must be assessed and provided with necessary treatment, regardless of the patient’s ability to pay. Patients without private insurance or government insurance coverage comprise 12% of patient-billed net revenue. In locations with high rates of uninsured patients, we receive subsidies from the hospitals.

Competition

Emergency management services are subject to vigorous competition. Competition for these services is generally based upon cost, the ability to make available physicians capable of providing high quality care, and our reputation among hospitals and physicians. Competition is also based upon the proper utilization of the emergency department, as well as the ability to integrate the emergency department with other hospital departments and to provide value added services.

In the United States, the emergency department market can be categorized into two major segments: high volume urban and medium to low volume, non-urban, community based emergency departments. There are approximately 4,700 emergency departments in the United States. High volume emergency departments, with 15,000 or more annual visits, represent 51% of the U.S. market. The medium to low volume, non-urban community based hospitals typically see less than 15,000 annual emergency department patient visits and represent the other 49% of the U.S. hospitals with emergency departments.

Approximately 3,100 hospitals with emergency departments outsource their emergency departments. EmCare is one of four companies operating nationally to provide services to approximately 695 hospital emergency departments. The balance of the outsourced emergency departments receive services from regional or local service providers.

Employees

We have approximately 1,000 employees working for EmCare, Inc. or one of its subsidiaries. In addition, there are approximately 4,000 medical professionals under contract with EmCare and its subsidiaries. We believe that our relations with our emergency management services employees are good. During the past five years, we have not had any significant labor disruption in our emergency management services business that had a material adverse effect on our business, financial condition or results of operations.

INSURANCE

Because of the size and risk profile of our education services, healthcare services and Greyhound services businesses, we have a two-tiered insurance program to cover our insurance risk in these businesses. Our main insurance program, including primary retention and a purchased umbrella policy, covers casualties, which include auto liability, workers’ compensation and general liability. Our umbrella policy provides for the potential liability for all of our businesses above the primary retention of each business. Our insurance program provides that we arrange for primary retention and coverage purchased from third-party insurance companies to insure for the catastrophic risk under the umbrella policy, covering claims exceeding $5.0 million with a cap of $275.0 million per occurrence. Our education and public transit services businesses use captive insurance companies located primarily in Barbados, fronted by third party insurance providers. The primary retention for our education and public transit services businesses provides for the first $5.0 million of risk per occurrence.

Our ambulance services and Greyhound services businesses have arranged for primary retention utilizing deductible reimbursement programs fronted by a third party insurance provider. The primary retention for our ambulance services business provides for the first $2.0 million of auto liability, $0.5 million of workers’ compensation, $1.0 million of general liability and $5.0 million of professional liability. The primary retention for our Greyhound services business provides for the first $3.0 million of auto liability, workers’ compensation and general liability. Coverage for claims exceeding these retention levels and up to $5.0 million per occurrence for auto liability, workers’ compensation and general liability and up to $15.0 million per occurrence for professional liability is purchased from third party providers.

Our emergency management services business has arranged for primary retention of its professional liability and workers’ compensation insurance utilizing programs fronted by a third party provider for the first $0.5 million per occurrence for professional liability and the first $0.25 million for workers’ compensation. Coverage for claims exceeding these retention levels and up to $1.0 million per occurrence per physician (aggregate annual limit per physician of $3.0 million) and coverage of $10.0 million for the organization for professional liability and up to $5.0 million for workers’ compensation is purchased through an outside insurance carrier.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Naperville, Illinois, with some administrative functions performed from our offices in Burlington, Ontario. It is our intent to relocate all corporate headquarter functions in Burlington, Ontario to our Naperville offices during fiscal year 2004. Our executive offices in Naperville, Illinois occupy approximately 11,000 square feet of leased office space.

Our education services business operates school buses and special education vehicles from 494 locations in the United States and 61 in Canada, of which 167 are owned and 388 are leased or operated under contract. To provide these services, we operate approximately 42,000 school buses and special education vehicles. Approximately 39,000 of these vehicles are owned by us while the balance are owned by the city or municipality.

Our public transit business operates from 95 locations in the United States, of which four are owned and the balance is leased. To provide these services, we operate approximately 3,800 paratransit vehicles of which approximately 1,350 were owned by us while the remaining units are owned and provided by our customers.

Our Greyhound business provides services from approximately 2,250 locations throughout the United States and Canada. The majority of our locations are owned and operated by independent agents of Greyhound. We own or lease 652 properties. Greyhound owns or leases approximately 3,700 highway coaches.

American Medical Response operates out of 240 locations in the United States, of which 15 are owned and the balance are leased. We utilize approximately 3,550 ambulances and wheelchair cars and approximately 750 support vehicles.

EmCare manages 265 hospital emergency departments. We lease 22 facilities to house administrative, billing and other support functions for this business.

We believe our facilities and equipment are adequate to service our present business needs.

ITEM 3.  LEGAL PROCEEDINGS

Proceedings Prior to or During Bankruptcy of Laidlaw Inc.

Prior to filing its petitions in bankruptcy, Laidlaw Inc., our predecessor, had been named as a defendant in the following actions. Litigation against Laidlaw was stayed during the pendency of the bankruptcy proceedings. As a result of the confirmation of the Plan, further proceedings against us are enjoined except as expressly permitted in the Plan. The Plan did not expressly permit litigation against us with respect to Nos. 1 and 3-7 below, and No. 2 has been settled. Further, as a result of our emergence from our chapter 11 proceedings, the claims against us that were not settled were extinguished.

1.	Three actions were filed against Laidlaw and were consolidated under the caption In re Laidlaw Stockholders Litigation in the United States District Court for the District of South Carolina. Other defendants were John Grainger, James Bullock and Leslie Haworth, each former officers of Laidlaw, and Laidlaw’s auditors, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada). Plaintiffs sought to represent a class of purchasers of Laidlaw common stock for the period of October 15, 1997 through March 13, 2000. Causes of action were alleged pursuant to Sections 10(b) and 20 of the Securities Exchange Act of 1934 and SEC Rule 10b-5. PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada) settled the claims against them with the plaintiff class. As a result of the Bankruptcy Court’s subordination of these claims against Laidlaw as described below, Laidlaw and Laidlaw International no longer participate as parties in this case.

2.	Several cases against Laidlaw were consolidated under the caption In re Laidlaw Bondholders Litigation in the United States District Court for the District of South Carolina. Other defendants were John Grainger, James Bullock, Ivan Cairns, Leslie Haworth, Peter Widdrington, Wayne Bishop, William Cooper, Jack Edwards, William Farlinger, Donald Green, Martha Hesse, Gordon Ritchie, Stella Thompson, PricewaterhouseCoopers LLP, Goldman Sachs & Co., Bear Stearns & Co., Inc., Salomon Smith Barney, Merrill Lynch & Co., Bank One. Corp., CIBC Oppenheimer, Banc of America Securities, LLC, and TD Securities (USA), Inc. Each of the individual defendants is a current or former officer or director of Laidlaw or us. Plaintiffs sought to represent a class of all purchasers of certain bonds issued by Laidlaw during the period September 24, 1997 through May 12, 2000. Causes of action were asserted against Laidlaw pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 with respect to various bond offerings and pursuant to Section 10(b) of the Exchange Act and SEC Rule 10b-5. With court approval the parties engaged in mediation. On July 24, 2002, the parties entered into an agreement to settle this matter. The settlement agreement provides for a release of all claims that the plaintiffs have and may have against Laidlaw and the other defendants.

3.	On September 19, 2000, Laidlaw was added as a defendant in a consolidated amended securities fraud class action that had previously been pending in the United States District Court for the District of South Carolina against Safety-Kleen Corp., certain current and former officers and directors of Laidlaw and Safety-Kleen, including John Grainger, James Bullock and Leslie Haworth, and PricewaterhouseCoopers LLP. This case was styled In re Safety-Kleen Corp. Securities Litigation. Safety-Kleen, which was in a chapter 11 reorganization proceeding, was dismissed as a defendant. Plaintiffs alleged that, during the class period, in violation of the federal securities laws, defendants disseminated to the investing public false and misleading financial statements and press releases concerning the financial statements and results of operations of Laidlaw Environmental Services and Safety-Kleen. Plaintiffs further alleged that the proxy statement, prospectus and registration statement pursuant to which Laidlaw Environmental Services and the predecessor of Safety-Kleen were merged contained false and misleading financial information. PricewaterhouseCoopers

LLP agreed to a settlement with the plaintiff class. As a result of the Bankruptcy Court’s subordination of these claims against Laidlaw as described below, Laidlaw and Laidlaw International no longer participate as parties in this case.

4.	A consolidated amended class action complaint for violations of federal securities laws was filed in the United States District Court for the District of South Carolina against Laidlaw, certain former officers and directors of Laidlaw and Safety-Kleen and the auditors of Safety-Kleen and Laidlaw, PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada), and was captioned In re Safety-Kleen Rollins Shareholders Litigation. In this complaint, the plaintiffs alleged that the defendants caused to be disseminated a proxy statement that contained misrepresentations and omissions of a materially false and misleading nature. On June 7, 2001, the court dismissed the claims against Laidlaw and some of the defendants. The plaintiffs then filed a motion seeking leave to file an amended complaint that asserted a common law claim for negligent misrepresentation against Laidlaw and other defendants. The court granted the motion after Laidlaw’s chapter 11 filing, then subsequently vacated its order granting the motion with respect to Laidlaw. As a result of the Bankruptcy Court’s subordination of these claims against Laidlaw as described below, Laidlaw and Laidlaw International no longer participate as parties in this case.

5.	On January 23, 2001, a case was filed against Laidlaw, PricewaterhouseCoopers LLP, certain underwriters of Safety-Kleen bonds and former or current officers or directors of Safety-Kleen in the federal court in South Carolina captioned In re Safety-Kleen Corp. Bondholders Securities Litigation. This consolidated complaint consolidated the allegations originally brought by plaintiffs in a South Carolina District Court action and a Delaware District Court action against Laidlaw, certain of its current or former officers and directors and others. Plaintiffs asserted claims under the federal securities laws and alleged that the defendants controlled the functions of Safety-Kleen, including the content and dissemination of its financial statements and public filings, which plaintiffs contend to be false and misleading. Plaintiffs filed motions for summary judgment against certain defendants on certain claims, and certain defendants filed motion for summary judgment, all of which are pending. As a result of the Bankruptcy Court’s subordination of these claims against Laidlaw as described below, Laidlaw and Laidlaw International no longer participate as parties in this case.

6.	On August 7, 2000, plaintiffs in the case captioned Raygar Environmental Systems International, Inc. v. Laidlaw Inc., Laidlaw Investments, Ltd., Laidlaw Transportation, Inc., Laidlaw Environmental Services, Inc., LES, Inc., Laidlaw Environmental Services (US) Inc., Laidlaw Osco Holdings, Inc., Laidlaw International, Safety-Kleen Corp. filed an amended complaint in the U.S. District Court for the Southern District of Mississippi against the above-listed defendants. The complaint alleged causes of action for breach of contract, tortious breach of contract, breach of fiduciary duty, breach of duty of good faith and fair dealing, breach of duty of confidential relations, usurpation of corporate opportunity, negligent misrepresentation, fraudulent misrepresentation, violation of federal antitrust statutes, tortious interference with contractual relations, tortious interference with prospective contractual relations, tortious interference with prospective business relationships, fraud and abuse of superior bargaining power. Plaintiff sought damages in the amount of $450 million in compensatory damages and $900 million in punitive damages. Discovery occurred prior to Laidlaw filing bankruptcy, and a motion to dismiss was pending at that time. As a result of the Safety-Kleen and Laidlaw bankruptcy filings, this case was stayed in its entirety and, pursuant to an order of the Mississippi federal court, was dismissed without prejudice because of inactivity. As a result of the Bankruptcy Court’s disallowance of plaintiff’s proofs of claims in Laidlaw’s bankruptcy case, as described below, plaintiff is barred from further asserting any claims against us relating to the complaint.

7.	On November 6, 2000, a compliant was filed in the U.S. District Court for the Southern District of Mississippi and captioned Federated Holdings, Inc. v. Laidlaw Inc., Laidlaw Investments, Ltd., Laidlaw Transportation, Inc., Laidlaw Environmental Services, Inc., LES, Inc., Laidlaw Environmental Services (US) Inc., Laidlaw Osco Holdings, Inc., Safety- Kleen Corp. The complaint alleged causes of action for breach of contract, tortious breach of contract, breach of fiduciary duty, breach of duty of good faith and fair dealing, breach of duty of confidential relations, negligent misrepresentation, fraudulent misrepresentation, violation of federal and state antitrust statutes, tortious interference with prospective business relationships, fraud, and abuse of superior bargaining power. Plaintiff sought damages in the amount of $200 million in compensatory damages and $250 million in punitive damages. The Mississippi federal court consolidated this case with case no. 6 above (Raygar) for all purposes. As a result of the Safety-Kleen and Laidlaw bankruptcy filings, this case was stayed in its entirety and, pursuant to an order of the Mississippi federal court, was dismissed without prejudice because of inactivity. As a result of the Bankruptcy Court’s disallowance of plaintiff’s proofs of claims in Laidlaw’s bankruptcy case, as described below, plaintiff is barred from further asserting any claims against us relating to the complaint.

Treatment in the Bankruptcy Proceedings of the above-listed cases Nos. 1-7

The plaintiff classes in items nos. 1-4 above and the plaintiffs in items nos. 6-7 each have filed claims in Laidlaw’s bankruptcy case. Pursuant to an order of the Bankruptcy Court, dated August 30, 2002, proofs of claims relating to nos. 1, 3, 4 and 5 above were subordinated to the claims of general unsecured creditors and classified into a class under the Plan that did not receive any distributions. In addition, pursuant to an order of the Bankruptcy Court dated December 13, 2002, after a hearing on the merits, proofs of claims relating nos. 6 and 7 (Raygar and Federated) were disallowed in their entirety. As a result, Laidlaw and Laidlaw International have no continuing direct exposure in any of these cases and such cases are considered closed with respect to us, except as noted below under the Director and Officer Claim Treatment Letter.

Director and Officer Claim Treatment Letter

Pursuant to the Plan, we were authorized and directed to implement the Director and Officer Claim Treatment Letter, or the D&O Claim Treatment Letter, among Laidlaw, the informal steering committees of Laidlaw’s lenders and bondholders and certain present or former directors of Laidlaw or its subsidiaries or affiliates, including Safety-Kleen, or the Directors and Officers. The D&O Claim Treatment Letter set forth an agreement among the parties with respect to the treatment of indemnification, reimbursement and other claims by the Directors and Officers (including certain individuals who have been named as defendants in the lawsuits described above) with respect to acts or omissions prior to our emergence from bankruptcy. Among other things, pursuant to the D&O Claim Treatment Letter, the Directors and Officers will have access to certain directors and officers insurance, or the D&O Insurance, purchased by us to cover claims, including those arising from the lawsuits described above. In addition, the Directors and Officers will have access to a $10 million trust established by us, or the Defense Trust, to cover claims against the Directors and Officers not covered by the D&O Insurance. We are obligated to contribute additional funds to maintain a balance in the Defense Trust of $10 million by contributing additional funds in $1 million increments, subject to a cap of $10 million in additional funding, which cap decreases over time as described below. At August 31, 2003, there was $9.2 million in that trust, and no additional funds have yet been contributed by us. The maximum aggregate amounts available in the trust and from additional contributions by us will be reduced to $17.5 million on June 23, 2005; $15 million on June 23, 2007; $12.5 million on June 23, 2009; $10 million on June 23, 2011; and $0 on June 23, 2013. The unexpended balance in the Trust, if any, will revert to us on June 23, 2013.

General Litigation and Other Disputes

During 2002, the Pension Benefit Guaranty Corporation, or the PBGC, a United States government corporation that administers the mandatory termination insurance program for defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, indicated to Laidlaw that it would object to the Plan if Laidlaw did not agree to take steps to improve the funded status of certain defined benefit pension plans that it maintained for its employees. Laidlaw and the PBGC reached an agreement to address the concerns of the PBGC. We have certain obligations under this agreement. This agreement was approved by the Bankruptcy Court as part of the confirmation hearing held on February 27, 2003 with respect to the Plan, and was executed by the PBGC, us, and certain of our affiliates on June 18, 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Potential Pension Plan Funding Requirements” and Note 11 of Notes to Consolidated Financial Statements for further discussion of this matter.

We are the sole shareholder of Greyhound Lines, Inc., which in turn is the sole shareholder of Sistemas Internacional de Transporte de Autobuses, Inc., or SITA. SITA owns 51% of Gonzalez, Inc., d/b/a Golden State Transportation. On November 28, 2001, Golden State and numerous individual employees, including its senior management, were indicted by a federal grand jury for felony criminal offenses for allegedly transporting and harboring illegal aliens. The indictment also seeks forfeiture to the government of all the property of Golden State, which involves Golden State, SITA and Greyhound Lines since they are claimants to the property. The defendants have been arraigned on the indictment and entered pleas of not guilty. Trial dates have been set as to certain defendants. None of Greyhound, SITA or Laidlaw International have been charged with any crime.

The government filed a civil forfeiture action against certain Golden State assets based on allegations similar to those described in the indictment of Golden State. Neither SITA, Greyhound nor we are a defendant in the forfeiture action; however, Greyhound and SITA are claimants to the property. Golden State has entered into a settlement agreement with the government regarding the criminal and civil forfeiture cases brought by the government. On September 19, 2003, SITA and Greyhound also entered stipulations with the government to settle SITA and Greyhound’s claims to the subject property of the forfeiture action. Pursuant to these stipulations, Greyhound and SITA agreed to forfeit certain property and cooperate in the government’s ongoing criminal investigations. In return, the government dropped its forfeiture allegations against the remaining property originally sought for forfeiture and agreed not to pursue criminal charges against SITA, Greyhound and their employees arising out of the events described in the criminal indictment. The bankruptcy court overseeing the Golden State bankruptcy approved the settlement on November 6, 2003.

Our healthcare businesses are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. We have implemented policies and procedures that management believes will assure that we are in substantial compliance with these laws. We are currently undergoing investigations by certain government agencies as described below and in certain other matters regarding compliance with Medicare fraud and abuse statutes. We are cooperating with the government agencies conducting these investigations and are providing requested information to the government agencies. Management believes that the outcome of any of these investigations would not have a material adverse effect on us.

From August 1998 until August 2000, AMR received six subpoenas duces tecum from the Unites States Attorney’s Office. These subpoenas related to billing matters for emergency transports and specialized services. AMR has reached a tentative settlement with the United States Attorney’s Office under which it has agreed to pay $3.5 million relating to these matters.

In June 1999, the U.S. Department of Justice began an investigation of the billing processes of Regional Emergency Services, a subsidiary of AMR, and of Florida Hospital Waterman. Regional Emergency Services managed the ambulance services for Florida Hospital Waterman. The U.S. Department of Justice reviewed the billing processes of the companies from October 1992 to May 2002. The U.S. Department of Justice alleged violations by the companies of the False Claims Act based on the absence of certificates of medical necessity and other non-compliant billing practices. The parties have reached a tentative settlement for an aggregate of $20 million, of which AMR will contribute $5 million.

On May 9, 2002, AMR received another subpoena duces tecum from the Office of the Inspector General. The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents relating to Huguley Hospital and Regional Emergency Services contracts in Texas, Georgia and Colorado. The claims in Texas have been resolved pursuant to the $20 million tentative settlement agreement described above. The government investigations in Georgia and Colorado are continuing.

We are also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage or employment related claims. Based on our assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us relating to personal injury and/or property damage claims and/or employment related that would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of Laidlaw International as of November 24, 2003.

Name	Age	Position

Kevin E. Benson	56	Director, President and Chief Executive Officer
Douglas A. Carty	47	Senior Vice President and Chief Financial Officer
Ivan R. Cairns	57	Senior Vice President and General Counsel
Wayne R. Bishop	45	Vice President and Controller
D. Geoffrey Mann	39	Vice President, Treasurer
Jeffrey W. Sanders	41	Vice President, Corporate Development

Biographical information relating to each of our officers is set forth below.

Kevin E. Benson has been President and Chief Executive Officer and a director of the Company since June 23, 2003. From September 2002 to June 23, 2003, Mr. Benson was President and Chief Executive Officer of Laidlaw Inc., the Company’s predecessor. On June 28, 2001, Laidlaw Inc. filed a voluntary petition for relief under chapter 11 of the U.S. Bankruptcy Code. The Company emerged from bankruptcy protection on June 23, 2003. Prior to that, Mr. Benson served as President and Chief Executive Officer of the Insurance Corporation of British Columbia from December 2001 until September 2002 and as President of The Pattison Group, a privately owned company and a conglomerate that owns interests in numerous businesses across a range of industries, in 2000 and 2001. He previously served as President and Chief Executive Officer of Canadian Airlines from 1996 until 2000. Prior to joining

Canadian Airlines in 1995, he served in various capacities with Trizec-Hahn, a Canadian real estate development company with property holdings in the U.S. and Canada, joining the company in 1977 and becoming Chief Financial Officer in 1983, President in 1986 and Chief Executive Officer in 1987. Mr. Benson also serves as a director of Manulife Financial.

Douglas A. Carty has been Senior Vice President and Chief Financial Officer of the Company since June 23, 2003. From January 2003 to June 23, 2003, Mr. Carty was Senior Vice President and Chief Financial Officer of Laidlaw Inc. Prior to that, Mr. Carty served as Senior Vice President and Chief Financial Officer of Atlas Air Worldwide Holdings, an aviation transportation company, from July 2001 until December 2002. From 1990 until July 2001, Mr. Carty was employed with Canadian Airlines, where he served in a variety of positions, including Senior Vice President and Chief Financial Officer from 1996 until July 2000. Mr. Carty also serves as a non-executive Chairman of the Board of Points International Ltd.

Ivan R. Cairns has been Senior Vice President and General Counsel of the Company since June 23, 2003. From October 1990 until June 23, 2003, Mr. Cairns was Senior Vice President and General Counsel of Laidlaw Inc. Prior to that, he was Vice President, General Counsel and Secretary of Laidlaw Inc. from November 1981 until October 1990.

Wayne R. Bishop has been Vice President and Controller of the Company since June 23, 2003. From April 1997 until June 23, 2003, he served as Vice President of Laidlaw Inc. and from December 1988 until June 23, 2003, as Controller of Laidlaw Inc. Mr. Bishop joined Laidlaw Inc. in November 1987 as Assistant Controller.

D. Geoffrey Mann has been Vice President, Treasurer of the Company since June 23, 2003. From March 1999 until June 23, 2003, he served as Vice President, Treasurer of Laidlaw Inc. Prior to that, Mr. Mann was Director, Treasury Operations of Laidlaw Inc. from December 1996 until March 1999. Mr. Mann joined Laidlaw Inc. in March 1995 as Manager of Planning and Analysis.

Jeffrey W. Sanders has been Vice President, Corporate Development since August 2003. From May 1999 until July 2003 he served as Senior Vice President and Chief Financial Officer of Greyhound Lines, Inc. Mr. Sanders joined Greyhound Lines, Inc. in June 1997 as Vice President, Corporate Development.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to the Plan, our common stock was issued on the effective date, June 23, 2003, and commenced trading on the Toronto Stock Exchange under the symbol “BUS.” Additionally, the common stock is traded on the over-the-counter in the United States with trades posted on the OTC Bulletin Board under the symbol “LALW”. The initial holders of our common stock were the creditors of the former company, Laidlaw Inc. Under the Plan, the common stock of our Predecessor Company, Laidlaw Inc., was cancelled for no consideration.

The following table details the high and low sale prices for the common stock traded on the over the counter as posted on the OTC Bulletin Board.

	HIGH	LOW

(in U.S. $)
YEAR ENDED AUGUST 31, 2003:
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter (from June 23, 2003)	$10.52	$7.449

The following table details the high and low sale prices for the common stock traded on the Toronto Stock Exchange.

	HIGH	LOW

(in Canadian $)
YEAR ENDED AUGUST 31, 2003:
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter (from June 23, 2003)	CA$14.60	CA$10.00

On November 24, 2003, the last sale price of the common stock as reported by the OTC Bulletin Board was $13.00 per share and on the Toronto Stock Exchange was CA$17.00 per share, and there were 57 holders of record of our common stock.

We have never paid any cash dividends on our common stock, and our Board of Directors currently intends to retain all earnings for use in our business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors. In addition, covenants in the indenture governing our senior notes and our senior secured credit facility restrict our ability to pay dividends and may prohibit the payment of dividends and certain other payments.

RECENT SALES OF UNREGISTERED SECURITIES

As of June 23, 2003, in accordance with the Plan, we issued approximately 103.8 million shares of common stock. Approximately 31.1 million of these shares were issued to holders of Laidlaw bank debt claims, approximately 57.9 million to holders of Laidlaw bond debt claims and approximately 11.0 million to holders of general unsecured claims. In addition, approximately 3.8 million shares were issued to a trust in connection with Laidlaw’s settlement with the United States Pension Benefit Guaranty Corporation relating to the funding level of certain subsidiary pension funds.

Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act of 1933 (the “Securities Act”) and state securities laws if three principal requirements are satisfied: (a) the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, an affiliate participating in a joint plan with the debtor or a successor to the debtor under the plan; (b) the recipients of the securities must hold a prepetition or administrative expense claim against the debtor or an interest in the debtor; and (c) the securities must be issued entirely in exchange for the recipient’s claim against or interest in the debtor, or principally in such exchange and partly for cash or property. According to the confirmation order of the U.S. Bankruptcy Court approving the Plan, the offer and sale of the common stock under the Plan were exempt from registration under the Securities Act and state securities laws pursuant to Section 1145(a)(1) of the Bankruptcy Code.

In addition, on June 3, 2003, in connection with the Plan, we issued $406.0 million aggregate principal amount of 10.75% senior notes due 2011. The offer and sale of the senior notes was made in reliance upon an exemption from registration under the Securities Act pursuant to Section 4(2) thereof. We received net proceeds from the sale of these senior notes of approximately $389.0 million. We used these proceeds, together with borrowings under a senior secured credit facility, to fund a portion of the cash distributions provided for under the Plan.

SUMMARY OF EQUITY COMPENSATION PLANS

The Company’s 2003 Equity and Performance Incentive Plan (the “2003 Incentive Plan”) was approved by the U.S. Bankruptcy Court on February 27, 2003. Because the 2003 Incentive Plan was approved by the U.S. Bankruptcy Court as part of the emergence process, the 2003 Incentive Plan does not require subsequent approval by the shareholders of the Company. The 2003 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, and performance units to officers and employees of the Company and its subsidiaries. The 2003 Incentive Plan also provides for the grant of option rights and restricted stock to non-employee directors. There are 5,000,000 shares of common stock available under the 2003 Incentive Plan. No participant may be granted more than 500,000 option rights, appreciation rights, deferred shares, or restricted shares, or more than $1,000,000 worth of performance shares or performance units in any calendar year. No grants were made under the 2003 Incentive Plan as of August 31, 2003.

The 2003 Incentive Plan is administered by the Board of Directors. The Board of Directors has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards. Generally, with respect to awards granted under the 2003 Incentive Plan, (i) option rights, and corresponding appreciation rights, vest ratably over not less than a three-year period, (ii) restricted stock grants are subject to a risk of forfeiture for a period of not less than three years, (iii) deferred shares are subject to a deferral period of not less than one year, and (iv) performance shares and performance units are paid to a plan participant upon the achievement of management objectives specified in the grant measured over a period specified in the grant of not less than one year. If stated in the award, the exercise of option rights, appreciation rights, and restricted stock may also be subject to the achievement of management objectives, as defined in the 2003 Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with our consolidated financial statements, “Management Discussion and Analysis of Financial Condition and Result of Operations” and “Business” included elsewhere in this filing.

The Company’s and Predecessor Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States.

	Predecessor Company

	For the period	For the period
	June 1, 2003	September 1, 2002		Year ended August 31,
	through	through
Year Ended August 31 ($ millions except per share amounts)	August 31, 2003	May 31, 2003		2002	2001	2000	1999

Statements of Operations Data
Revenue	$997.1	$3,485.7		$4,432.1	$4,418.3	$4,273.1	$3,712.5
Income from operating segments before depreciation and amortization and goodwill impairment losses	63.6	392.8		421.0	383.4	385.9	525.1
Depreciation and amortization	52.1	229.3		358.8	350.3	347.1	317.3
Goodwill impairment losses	—	—		—	—	—	260.0
Income (loss) from operating segments	11.5	163.5		62.2	33.1	38.8	(52.2)
Income (loss) from continuing operations before cumulative effect of change in accounting principles	(9.9)	992.6		14.9	(246.5)	(610.3)	(177.1)
Cumulative effect of change in accounting principles	—	(2,205.4)		—	—	(27.3)	—
Income (loss) from continuing operations	(9.9)	(1,212.8)		14.9	(246.5)	(637.6)	(177.1)
Income (loss) from discontinued operations	—	—		—	1,672.4	(1,615.5)	(941.6)
Net income (loss)	(9.9)	(1,212.8)		14.9	1,425.9	(2,253.1)	(1,118.7)
Earnings (loss) per share from continuing operations before cumulative effect of change in accounting principles	(0.10)	3.05		0.05	(0.76)	(1.87)	(0.54)
Earnings (loss) per share from continuing operations	(0.10)	(3.72)		0.05	(0.76)	(1.95)	(0.54)
Earnings (loss) per share from discontinued operations	—	—		—	5.13	(4.94)	(2.85)
Earnings (loss) per share	(0.10)	(3.72)		0.05	4.37	(6.89)	(3.39)
Dividends per Common Share	—	—		—	—	0.095	0.186
Average number of Common Shares (millions)	100.0	325.9		325.9	325.9	327.0	330.2

Balance Sheet Data (at period end)
Cash and cash equivalents	100.3	23.4	*	$343.5	$281.2	$108.0	$58.2
Working capital (deficiency)	253.2	289.0	*	482.5	480.6	(3,169.3)	392.9
Property and equipment	1,669.8	1,628.9	*	1,677.7	1,680.7	1,683.1	1,635.7
Total assets	3,852.7	3,895.3	*	6,211.8	6,219.8	6,108.6	6,920.5
Total debt	1,214.5	1,239.1	*	224.7	280.2	3,627.7	3,145.2
Liabilities subject to compromise	—	—	*	3,977.1	3,978.5	—	—
Shareholders’ equity (deficiency)	1,290.3	1,309.3	*	954.1	1,029.5	(398.0)	1,913.1

* June 1, 2003 — Fresh Start Balances

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all dollar amounts are stated in United States dollars)

General

Corporate overview

We are primarily a bus and healthcare transportation provider in the United States and Canada. We operate in five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services.

Education services. Through our Education services segment, we provide school bus transportation in the United States and Canada. We operate school buses and special education vehicles, primarily under the Laidlaw Transit name. As of August 31, 2003, we had contracts with over 1,000 school boards and districts in the United States and Canada, as well as various other education institutions, providing transportation for approximately two million students each school day. We also use our school bus fleet for charter purposes.

Public Transit services. Through our Public Transit services segment, we provide municipal transit and paratransit bus transportation within the United States. There are two main businesses within this market: fixed-route municipal bus services, which principally operate in urban areas, and paratransit bus services, for riders with disabilities or who are unable to use scheduled services. As of August 31, 2003, we provided services to fixed-route and paratransit municipal bus transportation customers through approximately 146 contracts in the United States.

Greyhound. Greyhound provides scheduled inter-city bus transportation services in the United States and Canada and is the only national provider of this service in those areas. Greyhound serves customers by offering scheduled passenger service that connects rural and urban markets throughout the United States and Canada. Greyhound also provides package delivery service, charter bus service and, in certain terminals, food service. In addition, Greyhound provides package tours to major tourist regions in the United States and Canada.

Healthcare Transportation services. We provide healthcare transportation services in the United States. We operate in 32 states primarily under the American Medical Response name. We offer critical care transportation services, non-emergency ambulance and transfer services and emergency response services. In fiscal 2003, we provided approximately 3.7 million ambulance transports. We provide joint training, shared staffing and stationing arrangements and contracted dispatching. We also provide comprehensive onsite medical care and transport services for special events.

Emergency Management services. We provide emergency management services in the United States to hospital-based emergency departments, operating primarily under the EmCare name. As of August 31, 2003, we had approximately 265 contracts for the management of emergency departments and provided emergency services in 36 states to approximately 4.5 million patient visits in fiscal 2003.

Voluntary petitions for reorganization and emergence from Chapter 11

On June 28, 2001, the predecessor company, Laidlaw Inc. and five of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. 101-1330, in the United States Bankruptcy Court for the Western District of New York (the “Bankruptcy Court”). In addition, the Predecessor Company and Laidlaw Investments Ltd. (“LIL”) commenced Canadian insolvency proceedings under the Canada Companies’

Creditors Arrangement Act (“CCAA”) in the Canadian Court. None of the Predecessor Company’s operating subsidiaries were included in the filings.

The Predecessor Company reorganized its affairs under the protection of the Bankruptcy Code and the CCAA and the Plan for itself and the other Debtors. On February 27, 2003, the Bankruptcy Court entered an order confirming the Plan. On February 28, 2003, the Canadian Court issued an order recognizing the Bankruptcy Court’s confirmation order and implementing it in Canada with respect to the Predecessor Company’s Canadian insolvency proceeding. The Plan provided for the satisfaction of claims against and interests in the Predecessor Company and the other Debtors, including the liabilities subject to compromise. On June 6, 2003 the Predecessor Company received final financing commitments and on June 23, 2003, the Company emerged from bankruptcy protection. In accordance with the terms of the Plan, the Predecessor Company engaged in an internal restructuring that resulted in the transfer, directly or indirectly, of all the assets of the Predecessor Company to LIL, which domesticated into the United States as a Delaware corporation and changed its name to Laidlaw International, Inc.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Claims liability and professional liability reserves

We establish reserves for automobile liability, general liability, professional liability and worker’s compensation claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. The amount of these reserves could differ from our ultimate liability related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates.

Revenue recognition in the healthcare services businesses

Revenue is recognized at the time of service and is recorded at amounts estimated to be recoverable, based upon recent experience, under reimbursement arrangements with third-party payors, including Medicare, Medicaid, private insurers, managed care organizations and hospitals or directly from patients. In 2003, we derived approximately 40% of our collections in the Healthcare services segments from Medicare and Medicaid, 8% from contracted hospitals, 36% from private insurers, including prepaid health plans and other sources, and 16% directly from patients.

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided.

Income Tax Valuation Allowance

As discussed in Note 17 of the Notes to the Consolidated Financial Statements, the Company has significant net deferred tax assets resulting from net operating loss (“NOL”) and interest deduction carry forwards and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward period. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Due to the highly leveraged capital structure (and related interest expense) and uncertain financial condition of the Predecessor Company, management concluded that it was appropriate to record a full valuation allowance against its net deferred income tax assets. Pursuant to the Plan, the level of debt carried by the Company upon emergence from bankruptcy was substantially reduced. As a result, management concluded that it was more likely than not, that $313.6 million of deferred tax assets would not be realized and, as part of its fresh start adjustment at June 1, 2003, recorded a valuation allowance for that amount. Certain future events may result in the reduction of the valuation allowance. Up to $313.6 million of such reduction would reduce goodwill and other intangibles in existence at fresh-start and thereafter, would be reported as an addition to share premium.

Pension

The determination of our obligation and expense for pension benefits is dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increase as determined by management. In addition, our actuarial consultants also use factors to estimate such items as retirement age and mortality tables. The assumptions and factors we use may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by us. During fiscal 2002 and 2003, we experienced a reduction in interest rates and a deterioration in plan returns. If this trend continues, we may have to fund amounts to the pension plans in future years in addition to the funding discussed in Note 11 of the Notes to the Consolidated Financial Statements, whereby we have committed to make substantial cash contributions to certain Greyhound U.S. pension plans, in addition to contributions required under applicable law.

Contingencies

As discussed in Note 22 of the Notes to the Consolidated Financial Statements, management is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse affect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

Results of Operations

As is more fully discussed in Note 2 — “Fresh Start Accounting” of the Notes to the Consolidated Financial Statements, we adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. For financial reporting purposes, the effective date of the reorganization was June 1, 2003 and our results of operations and cash flows have been separated as pre-May 31 and post-May 31, 2003 due to a change in basis of accounting in the underlying assets and liabilities. For purposes of the following discussion, we refer to our results prior to May 31, 2003 as results for the Predecessor Company and we refer to our results after May 31, 2003 as results for the Company. The Predecessor Company financial data has been compared in the section “Comparison of the Predecessor Company Results of Operations for the Nine Months Ended May 31, 2003 to the Year Ended August 31, 2002” and certain financial data for the twelve month period ended August 31, 2003 has been combined (“the combined year ended August 31, 2003”) and discussed in relation to the year ended August 31, 2002 in the section “Year Ended August 31, 2003 Compared with the Year Ended August 31, 2002”. However, for the reasons described in Note 2 and due to other non-recurring adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Company’s financial statements for the three months ended August 31, 2003, and our results of operations prior to emergence from bankruptcy, including the nine-month period ended May 31, 2003, are not indicative of future results. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of our future results or providing an accurate comparison of financial performance.

In addition, the combined year ended August 31, 2003 information presented below does not comply with AICPA’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” which calls for separate reporting for the Company and the Predecessor Company.

Three months ended August 31, 2003 and Predecessor Company nine months ended May 31, 2003 and year ended August 31, 2003, 2002 and 2001 results of operations

							Percentage
	Percentage of Revenue					Increase (Decrease)

						Nine Months
	Three Months	Nine Months		Year ended		ended May 31,
	ended August 31,	ended May 31,	August 31,			2003	Year 2003	Year 2002

	2003	2003	2003	2002	2001	Over 2002	Over 2002	Over 2001

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	(21.4%)	1.1%	0.3%

Compensation expenses	58.3	57.4	57.6	56.9	57.3	(20.7)	2.4	(0.4)
Accident claims expense and professional liability	6.3	6.9	6.8	7.4	7.8	(25.9)	(6.6)	(4.7)
Vehicle related costs	7.5	5.8	6.2	6.1	6.1	(25.7)	1.7	1.9
Occupancy costs	5.2	4.3	4.5	4.6	4.3	(25.6)	(0.2)	5.9
Fuel expense	3.7	3.8	3.8	3.7	4.4	(18.2)	4.4	(16.2)
Depreciation expense	4.8	6.6	6.2	6.1	5.9	(15.6)	2.0	3.6
Amortization expense	0.4	—	0.1	2.0	2.0	(99.0)	(94.0)	(1.1)
Other operating expense	12.6	10.5	10.9	11.8	11.5	(30.6)	(6.6)	3.5

Income from operating segments	1.2	4.7	3.9	1.4	0.7	162.9	181.4	87.9
Interest expense	(3.2)	(0.6)	(1.1)	(0.6)	(6.1)
Gain on discharge of debt	—	42.5	33.1	—	—
Fresh start accounting adjustments	—	(17.5)	(13.6)	—	—
Other financing related expenses	—	(1.0)	(0.8)	(1.0)	(1.4)
Other income	—	0.5	0.3	0.3	0.2

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(2.0)	28.6	21.8	0.1	(6.6)
Income tax recovery (expense)	1.0	(0.1)	0.1	0.2	1.0

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1.0)	28.5	21.9	0.3	(5.6)
Cumulative effect of change in accounting principle	—	(63.3)	(49.2)	—	—

Income (loss) from continuing operations	(1.0)	(34.8)	(27.3)	0.3	(5.6)

Income from discontinued operations	—	—	—	—	37.9

Net income (loss)	(1.0)%	(34.8)%	(27.3)%	0.3%	32.3%

Several expense categories including compensation expense, vehicle related costs, occupancy costs and other operating expenses historically increase as a percentage of revenue in the last quarter of the fiscal year. This is a result of lower revenue in the fourth quarter as our Education services segment experiences a significant decline in revenue due to school vacations whereas a majority of the fixed expenses continue to be absorbed. A notable exception is depreciation, which decreases as a percentage of revenue in the fourth quarter as Education services depreciation is lower as fewer miles are driven during the summer period. Accordingly, income from operating segments is historically lower in the last quarter of the fiscal year.

Revenue

The sources of revenue by business segment are as follows ($ in millions):

	Revenue
	For the Three Months Ended
	August 31,

	2003

Education services	$184.9	18.5%
Public Transit services	71.0	7.1
Greyhound	356.7	35.8
Healthcare Transportation services	255.9	25.7
Emergency Management services	128.6	12.9

Total	$997.1	100.0%

	Revenue

			For the Year Ended August 31,
	For the Nine Months
	ended May 31, 2003		2003		2002		2001

Education services	$1,314.8	37.7%	$1,499.7	33.5%	$1,479.7	33.4%	$1,462.1	33.1%
Public Transit services	212.1	6.1	283.1	6.3	309.5	7.0	312.1	7.1
Greyhound	847.5	24.3	1,204.2	26.9	1,223.7	27.6	1,254.8	28.4
Healthcare Transportation services	759.3	21.8	1,015.2	22.6	987.9	22.3	958.8	21.7
Emergency Management services	352.0	10.1	480.6	10.7	431.3	9.7	430.5	9.7

Total	$3,485.7	100.0%	$4,482.8	100.0%	$4,432.1	100.0%	$4,418.3	100.0%

	Percentage Increase (Decrease)

		For the Year Ended
	Nine Months	August 31,
	ended May
	31, 2003	Year 2003	Year 2002

	Over Year 2002	Over 2002	Over 2001

Education services	(11.1%)	1.4%	1.2%
Public Transit services	(31.5)	(8.5)	(0.8)
Greyhound	(30.7)	(1.6)	(2.5)
Healthcare Transportation services	(23.1)	2.8	3.0
Emergency Management services	(18.4)	11.4	0.2

Total	(21.4)	1.1	0.3

Three months ended August 31, 2003

Due to the seasonal nature of the Education services revenue, the corresponding percentage of total revenue generated from this segment is historically lower in the last quarter of the fiscal year. The last fiscal quarter is historically Greyhound’s highest revenue quarter due to the summer travel schedule. Greyhound’s percentage of total revenue in the fourth quarter is therefore correspondingly higher.

For each of the periods described below, revenue from geographic components are as follows ($ in millions):

	Revenue
	For the Three Months Ended
	August 31,

	2003

United States	$911.9	91.5%
Canada	85.2	8.5

Total	$997.1	100.0%

	Revenue

	For the Nine Months
	Ended May 31,		For the Year Ended August 31,

	2003		2003		2002		2001

United States	$3,215.8	92.3%	$4,127.7	92.1%	$4,089.9	92.3%	$4,073.7	92.2%
Canada	269.9	7.7	355.1	7.9	342.2	7.7	344.6	7.8

Total	$3,485.7	100.0%	$4,482.8	100.0%	$4,432.1	100.0%	$4,418.3	100.0%

	Percentage Increase (Decrease)

		For the Year Ended
	Nine Months	August 31,
	Ended May 31,
	2003	Year 2003	Year 2002

	Over Year 2002	Over 2002	Over 2001

United States	(21.4%)	0.9%	0.4%
Canada	(21.1)	3.8	(0.7)

Total	(21.4)	1.1	0.3

Revenue is predominantly derived from the United States. Canadian based revenue for the three months ended August 31, 2003 was higher than historical levels due to the strengthening of the Canadian currency relative to the U.S. dollar and not an increase in Canadian activities.

Comparison of the Predecessor Company revenue for the nine months ended May 31, 2003 to the year ended August 31, 2002.

Revenue in the nine months ended May 31, 2003 decreased to $3,485.7 million from $4,432.1 million in the year ended August 31, 2002 as it reflects an operating period that is three months shorter than the year ended August 31, 2002.

The Predecessor Company had no results of operations after the effective date of the plan of reorganization. Accordingly, there are three fewer months in the period, which prevents a meaningful comparison between the periods.

Combined year ended August 31, 2003 revenue compared with year ended August 31, 2002

The combined consolidated financial results for the year ended August 31, 2003, which represents the consolidated financial results for the Predecessor Company for the nine months ended May 31, 2003 and the consolidated results for Laidlaw International for the three months ended August 31, 2003 are compared with the Predecessor Company’s results for the year ended August 31, 2002.

The net 1.4% increase in the revenue in the Education services segment is primarily attributable to price increases which increased revenue approximately 2.4%, new business which increased revenue approximately 2.4%, additional routes which increased revenue approximately 0.3% and the strengthening of the Canadian dollar against the U.S. dollar which increased revenue approximately 0.5%. Offsetting these increases was the effect of business not retained by the Education Services Segment which decreased revenue by 4.2%.

The 8.5% decrease in revenue in the Public Transit services segment was due to the loss of contracts representing $56.3 in revenues which were only partially offset by new contracts ($11.0 million) and price and service increases under certain existing contracts ($18.9 million). Many of the contract losses resulted from low price bidding from competitors and the segment’s refusal to submit marginally profitable bids.

The 1.6% decrease in revenue in the Greyhound segment was primarily due to the slow recovery of the travel services market and the discontinuation of the Golden State Transportation (“Golden State”) operations. The travel services market continues to be negatively impacted by the general malaise in the U.S. economy, the lingering effect of the war in Iraq and, in Canada, the effects of SARS on the Canadian travel industry. Golden State, a 51.4% owned subsidiary, ceased operations effective August 20, 2002 and filed a voluntary petition for bankruptcy on September 30, 2002. Revenues from Golden State were $27.6 million in 2002.

The 2.8% increase in revenue in the Healthcare Transportation services segment is primarily due to improved collection and fee increases resulting in an increase in the revenue per transport recorded.

The 11.4% increase in revenue in the Emergency Management services segment is primarily due to an increase in the revenue per visit recorded through a focus on improved documentation and improved collections. The segment also experienced an increase in the volume of visits during 2003 because of new contractual relationships.

Year ended August 31, 2002 revenue compared with year ended August 31, 2001

The 1.2% increased revenue in the Education services segment is primarily attributable to price and volume growth. Contract price increases and additional routes more than offset contracts lost. Contracts lost during the year include contracts in Anchorage, Alaska; Indianapolis, Indiana and the voluntary exit from the contract in Baltimore, Maryland. The period was also affected by a weakening of the Canadian dollar against the U.S. dollar.

The slight decrease (less than 1%) in the Public Transit services revenue was primarily attributable to the loss of contracts, most of which occurred in late fiscal 2001 and consisted of mainly smaller clients. Additional routes and services and price increases mitigated the impact of the contract losses.

The 2.5% decrease in revenue in Greyhound segment is primarily attributable to a decline in passengers, which was partially offset by increases in average revenue per passenger over the same period in fiscal 2001. The decline in passengers was due to reduced ridership and travel service cancellations because of the impact of September 11, 2001, the unrelated October 3, 2001 incident involving a Greyhound passenger, lower fuel costs (resulting in more people utilizing their automobiles rather than the services of Greyhound) and the general economic downturn. The increase in average revenue per passenger was due to a significant increase in the average trip length. We believe that the increase in trip length was a result of some airline passengers preferring to travel by bus rather than taking an airplane after September 11, 2001. The period was also affected by a weakening of the Canadian dollar against the U.S. dollar.

The increase in revenue in the Healthcare Transportation services segment is primarily due to an increase in revenue per transport and the renegotiation of a significant ambulance service contract. These increases were partially offset by a reduction in the number of transports provided due to the loss of retail business to other operators.

The 0.2% increase in the Emergency Management services segment was primarily due to the sale of previously written off accounts receivables offset by some contract terminations in early fiscal 2001.

EBITDA

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as income from continuing operations before interest, income taxes, depreciation, amortization, other income, gain on discharge of debt, fresh start accounting adjustments, other financing related expenses and cumulative effect of change in accounting principles. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following is a reconciliation of our EBITDA to the net income (loss) and net cash provided by operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three months	Nine months
	ended	ended	Year ended
	August 31,	May 31,	August 31,

	2003	2003	2003	2002	2001

EBITDA	$63.6	$392.8	$456.4	$421.0	$383.4
Depreciation and amortization	(52.1)	(229.3)	(281.4)	(358.8)	(350.3)
Interest expense	(31.5)	(19.6)	(51.1)	(27.7)	(270.9)
Gain on discharge of debt	—	1,482.8	1,482.8	—	—
Other income	0.1	15.0	15.1	15.3	9.3
Fresh start accounting adjustments	—	(609.6)	(609.6)	—	—
Other financing related expenses	—	(35.0)	(35.0)	(44.7)	(63.8)
Income tax recovery (expense)	10.0	(4.5)	5.5	9.8	45.8

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(9.9)	992.6	982.7	14.9	(246.5)
Cumulative effect of change in accounting principle	—	(2,205.4)	(2,205.4)	—	—

Net income (loss) from continuing operations	(9.9)	(1,212.8)	(1,222.7)	14.9	(246.5)
Income from discontinued operations	—	—	—	—	1,672.4

Net income (loss)	($9.9)	($1,212.8)	($1,222.7)	$14.9	$1,425.9

	Three months	Nine months
	ended	ended	Year ended
	August 31,	May 31,	August 31,

	2003	2003	2003	2002	2001

EBITDA	$63.6	$392.8	$456.4	$421.0	$383.4
Cash paid for interest	(12.3)	(25.0)	(37.3)	(31.9)	(30.4)
Cash paid for other financing related expenses	(15.2)	(23.4)	(38.6)	(38.7)	(58.4)
Other income	0.1	15.0	15.1	15.3	2.7
Cash received for income taxes	8.3	4.4	12.7	10.4	51.0
Increase in claims liabilities and professional liability reserves	4.7	56.1	60.8	61.6	126.9
Pension contribution per the PBGC Agreement	—	(50.0)	(50.0)	—	—
Increase in pension liability	0.6	0.7	1.3	—	—
Cash provided by (used in financing) other working capital items	144.9	(147.1)	(2.2)	46.2	(43.2)
Decrease (increase) in restricted cash and cash equivalents	(0.7)	0.9	0.2	(38.6)	8.2
Other	(7.0)	(15.9)	(22.9)	(11.5)	7.5

Net cash provided by operating activities	$187.0	$208.5	$395.5	$433.8	$447.7

EBITDA by segment are as follows ($ in millions):

	EBITDA
	For the three months
	ended

	August 31, 2003

Education services	($21.7)	(34.1%)
Public Transit services	9.2	14.5
Greyhound	61.2	96.2
Healthcare Transportation services	7.6	11.9
Emergency Management services	7.3	11.5

Total	$63.6	100.0%

	EBITDA

	For the
	Nine months
	ended May 31,		For the Year Ended August 31,

	2003		2003		2002		2001

Education services	$302.0	76.9%	$280.3	61.4%	$272.7	64.8%	$258.3	67.4%
Public Transit services	7.3	1.8	16.5	3.6	(1.7)	(0.4)	11.6	3.0
Greyhound	5.8	1.5	67.0	14.7	53.6	12.7	85.3	22.2
Healthcare Transportation services	55.8	14.2	63.4	13.9	76.0	18.1	23.2	6.1
Emergency Management services	21.9	5.6	29.2	6.4	20.4	4.8	5.0	1.3

Total	$392.8	100.0%	$456.4	100.0%	$421.0	100.0%	$383.4	100.0%

	Percentage Increase (Decrease)

	For the
	Nine months
	ended May 31,	For the Year Ended August 31,

	2003	Year 2003	Year 2002
	Over Year 2002	Over 2002	Over 2001

Education services	10.7%	2.8%	5.6%
Public Transit services	NM	NM	NM
Greyhound	(89.2)	25.0	(37.2)
Healthcare Transportation services	(26.6)	(16.6)	227.6
Emergency Management services	7.4	43.1	308.0

Total	(6.7)	8.4	9.8

Income from operations before depreciation and amortization

The following is a discussion of factors affecting the income from operations before depreciation and amortization, of the Company’s business segments for the reported periods. Note 23 of the Notes to Consolidated Financial Statements shows income from operations before depreciation and amortization for each of the Company’s business segments.

Three months ended August 31, 2003

Income from operations before depreciation and amortization for the three months ended August 31, 2003 is historically lower due to the seasonality of the Education services segment revenue as discussed previously. While revenue declines significantly, many of the corresponding expenses including general and administrative salaries, occupancy costs and vehicle related costs are incurred fairly evenly throughout the year.

The Public Transit services segment’s fourth quarter income from operations before depreciation and amortization benefited from a reduction in the actuarial estimate of the cost to settle prior year insurance claims and is unusually high. The Healthcare Transportation services segment’s fourth quarter income from operations before depreciation and amortization was lower due to a increase in the actuarial estimate of the cost to settle prior years insurance claims.

Greyhound’s fourth quarter income from operations before depreciation and amortization is historically strong due to the seasonality of its revenue as previously discussed.

Comparison of the Predecessor Company income from operations before depreciation and amortization for the nine months ended May 31, 2003 to the year ended August 31, 2002.

Income from operations before depreciation and amortization in the period September 1, 2002 through May 31, 2003 decreased to $392.8 million from $421.0 million in the year ended August 31, 2002 as it reflects an operating period that is three months shorter than the year ended August 31, 2002. In addition, the decrease is partially offset by virtue of the seasonality of the fourth quarter, which is historically the lowest income from operations before depreciation and amortization quarter.

Combined year ended August 31, 2003 compared with year ended August 31, 2002

The combined consolidated financial results for the year ended August 31, 2003, represents the consolidated financial results for the Predecessor Company for the nine months ended May 31, 2003 and the consolidated results for the Company for the three months ended August 31, 2003 are compared with the Predecessor Company’s results for the year ended August 31, 2002. As noted above, these periods are not necessarily comparable.

In the year ended August 31, 2003, the increase of $7.6 million in income from operations before depreciation and amortization in the Education services segment over the year ended August 31, 2002 was principally due to lower recruiting and training expenses of $1.0 million, lower legal and other administrative expenses of $1.7 million, and other reduced operating expenses of $4.0 million including the absence of one-time charges incurred in the prior year relating to the exit of certain contracts in Alaska.

In the year ended August 31, 2003, the income from operations before depreciation and amortization in the Public Transit services segment increased $18.2 million over the year ended August 31, 2002. This increase was the result of a significant decline in accident claims costs of approximately $22.5 million. The segment also experienced an increase in health and welfare benefit costs ($1.9 million), primarily driven by increased cost of medical coverage for employees and a reduction in contribution due to the revenue decline.

In the year ended August 31, 2003, the income from operations before depreciation and amortization in the Greyhound segment increased $13.4 million over the year ended August 31, 2002. The increase was primarily due to unusually high accident claims costs in the prior year. Accident claims costs declined $38.5 million over the prior year. Offsetting this somewhat was a reduction in ridership in both the core line haul business and the travel and charter business as well as increased fuel prices. Fuel costs, which can normally be passed through to the customer by raising ticket prices, have been absorbed by the segment because of the continued weakness in the travel industry.

In the year ended August 31, 2003, the income from operations before depreciation and amortization in the Healthcare Transportation services segment decreased $12.6 million from the year ended August 31, 2002. The decrease in the profit margins is primarily due to increased accident claims costs, increased wages, and an increase in health and welfare benefits. The increase in accident claims costs of $31.1 million were primarily a result of an increase of approximately $17.1 million in the actuarial estimate of the costs required to settle prior years’ accident claims (predominantly workers compensation). These expense increases were partially offset by an increase in the revenue per transport.

In the year ended August 31, 2003, the income from operations before depreciation and amortization in the Emergency Management services segment was $8.8 million higher than the year ended August 31, 2002 due primarily to an increase in revenue per visit. The increase in revenue per visit is offset by an increase in physician wages and malpractice claims costs.

Year ended August 31, 2002 compared to year ended August 31, 2001

In fiscal 2002, the income from operations before depreciation and amortization in the Education services segment was $14.4 million higher than 2001. Price increases, reduced fuel prices and reduced accident claims costs ($5.5 million) more than offset the increases in wages and benefits experienced throughout the segment.

In fiscal 2002, the income from operations before depreciation and amortization in the Public Transit services segment was $13.3 million lower than 2001. Increases in wage costs associated with driver shortages and benefits, increased costs of medical coverage for employees of over 20% and higher accident claims costs ($7.6 million) were the primary reasons for the decline. Lower fuel prices partially offset the declines.

In fiscal 2002, the income from operations before depreciation and amortization in the Greyhound segment was $31.7 million lower than 2001. Accident claims costs increased by $21.4 million primarily due to an increase in actuarial estimates of costs to settle prior years’ accident claims. In addition, reduced ridership, an increase in the proportion of revenue derived from long haul ticket sales, increased security costs and the write-off of the Golden State Transportation investment also contributed to the decline. The decrease in overall ridership is because of the impact of September 11, 2001, the unrelated October 3, 2001 incident involving a Greyhound passenger, lower fuel prices and the general economic downturn. The increase in proportion of revenue derived from long haul ticket sales is the result of some airline passengers preferring to travel by bus rather than taking an airplane after September 11, 2001. Security costs have also increased in response to the September 11 and October 3, 2001 incidents.

In fiscal 2002, the income from operations before depreciation and amortization in the Healthcare Transportation services segment was $52.8 million higher than 2001. The increase is due to reduced accident claims costs of $35.8 million, an increase in revenue per transport as a result of an improvement in cash collections and a reduction in a significant charge taken during fiscal 2001. In fiscal 2001, a provision of $19.5 million was recorded for the settlement of government audits of the unit’s Medicare and Medicaid reimbursement claims. In fiscal 2002, an additional provision of $3.5 million was recorded for settlement of government audits of the unit’s Medicare and Medicaid reimbursement claims. These items were partially offset by an increase in paramedic wages to remain competitive in a labor market experiencing low unemployment rates.

In fiscal 2002, the income from operations before depreciation and amortization in the Emergency Management services segment increased $15.4 million from 2001. The increase was primarily due to a one time benefit of $4 million from the sale of an old account receivable and a reduction in a significant charge taken during 2001. In fiscal 2001, a provision of $17 million was recorded for the estimated exposure at that time on the Predecessor Company’s preferential liability insurance with PHICO. PHICO was placed into liquidation by the Insurance Commissioner of the Commonwealth of Pennsylvania on February 1, 2002, leaving the Company exposed for amounts not covered by the insurance guarantee funds provided by the respective states the professional liability claims originated. In fiscal 2002, an additional $5 million provision was recorded for the estimated exposure on the Predecessor Company’s professional liability insurance with PHICO. These items were partially offset by an increase in physician wages and increased professional liability costs.

Depreciation expense

Depreciation expense for the three months ended August 31, 2003 was $47.7 million or 4.8% of revenue. Depreciation expense is historically lower in the last fiscal quarter of the year due to Education services driving fewer miles during the summer period. The fresh start adjustment to fixed assets (see Note 2 of the Notes to the Consolidated Financial Statements) also resulted in reduced depreciation expense.

Depreciation expense for the Predecessor Company for the nine months ended May 31, 2003 was $228.4 million, or 6.6% of revenue, compared to $270.6 million, or 6.1% of revenue, for the year ended August 31, 2002 and it reflects an operating period that is three months shorter than the year ended August 31, 2002.

Depreciation expense for the combined year ended August 31, 2003 was $276.1 million, $5.5 million higher than the year ended August 31, 2002 due to equipment purchases (mostly vehicles) during the year that were more expensive than the original cost of the equipment being replaced.

Similarly, depreciation expense for the year ended August 31, 2002 increased $9.5 million to $270.6 from the year ended August 31, 2001. The increase was due to equipment purchases, largely vehicles, during fiscal 2002 that were more expensive than the original cost of the equipment being retired. As a result, depreciation expense was increased.

Amortization expense

Amortization expense in the three months ended August 31, 2003 was $4.4 million and was primarily the amortization of contracts and customer relationships recorded as fresh start adjustments.

Amortization expense for the Predecessor Company for the nine months ended May 31, 2003 was $0.9 million compared to $88.2 million in the year ended August 31, 2002. The decrease is a result of goodwill no longer being amortized. Instead, it is tested for impairment on at least an annual basis. This change in policy is due to new accounting rules implemented on September 1, 2002. See “Cumulative effect of change in accounting principle”. The amount of amortization expense relating to goodwill recorded during the year ended August 31, 2002 totaled $87.1 million.

Amortization expense for the combined year ended August 31, 2003 decreased to $5.3 million from $88.2 million in the year ended August 31, 2002 for the same reason described above.

Amortization expense for the Predecessor Company for the year ended August 31, 2002 decreased slightly to $88.2 million from $89.2 million in fiscal 2001.

Interest expense

Interest expense for the three months ended August 31, 2003 was $31.5 million and reflects interest charges on our $825.0 million senior secured credit facility, the senior notes and the Greyhound facility.

If the senior secured credit facility and the senior notes had been outstanding for the full three months, additional interest expense of approximately $2.8 million would have been incurred.

Interest expense for the Predecessor Company for the nine months ended May 31, 2003 was $19.6 million compared to $27.7 million for the year ended August 31, 2002 as it reflects an operating period that is three months shorter. The $27.7 million of interest expense incurred in fiscal 2002 reflected a full year of interest on the Greyhound Facility and small amounts of interest bearing debt at the subsidiary level.

In the combined year ended August 31, 2003, interest expense increased to $51.1 million from $27.7 million in the year ended August 31, 2002. The increase is primarily due to interest incurred on long-term debt associated with our senior secured credit facility and the senior notes. No interest expense was incurred on prepetition debt of the Debtors for the nine months ended May 31, 2003 and for the year ended August 31, 2002. The total interest on prepetition debt that was not incurred during fiscal 2003 was approximately $214.1 million, compared to $274.2 million for fiscal 2002.

In fiscal 2002, interest expense decreased by 89.8% to $27.7 million from $270.9 million in 2001. No interest expense was accrued on pre-petition debt of the Predecessor Company and the other Debtors for fiscal 2002 and after June 28, 2001 for fiscal 2001. The total interest on pre-petition debt that was not accrued during 2002 was approximately $274.2 million, compared to $50.3 million in fiscal 2001. Including this interest, total interest expense for fiscal 2002 would have been approximately $301.9 million representing a 6.0% decrease from $321.2 million for the prior period. The majority of this decrease was due to a decrease in the cost of borrowing as a result of prevailing interest rates.

Gain on discharge of debt

As is more fully discussed in Note 1 of the Notes to the Consolidated Financial Statements, as part of the reorganization and emergence from chapter 11, liabilities subject to compromise of the Predecessor Company in the amount of $3,977.1 million were discharged. As satisfaction of the liabilities subject to compromise, the Predecessor Company’s creditors received $1,185 million in cash and 100 million common shares of Laidlaw International common stock with a value of $1,309.3 million. The resulting $1,482.8 million gain on discharge of debt has been recorded in the Consolidated Statement of Operations for the period from September 1, 2002 through May 31, 2003.

Fresh Start accounting adjustments

We applied fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). For financial reporting purposes, the effective date of the Plan was considered to be June 1, 2003. In accordance with the principles of fresh start accounting, we have adjusted our assets and liabilities to their estimated fair values as of June 1, 2003 with the excess of the our reorganization value over the fair value of our tangible and identifiable intangible assets and liabilities reported as goodwill in the Consolidated Balance Sheets. The net effect of all fresh start accounting adjustments resulted in a loss of $609.6 million, which is reflected in the Predecessor Company’s results for the period from September 1, 2002 through May 31, 2003.

Other financing related expenses

For the three months ended August 31, 2003 there were no other financing related expenses as all expenses were incurred prior to the reorganization (see Note 16 of the Notes to the Consolidated Financial Statements).

Other financing related expenses for the Predecessor Company for the nine months ended May 31, 2003 were $35.0 million compared to $44.7 million for the year ended August 31, 2002. Other financing related expenses principally represent professional fees and other costs incurred by the Predecessor Company. The professional fees and other costs include financing, accounting, legal and consulting services incurred during the reorganization process.

During the year ended August 31, 2002, professional fees and other costs decreased to $44.7 million from $63.8 million in the year ended August 31, 2001. This decrease was a result of higher fees incurred in fiscal 2001 associated with the reorganization.

Other income

Other income was $0.1 million in the three months ended August 31, 2003.

Other income for the Predecessor Company for the nine months ended May 31, 2003 was $15.0 million compared to $15.3 million for the year ended August 31, 2002. The amount was proportionately higher because of $12.5 million relating to the settlement of certain Predecessor Company legal claims partially offset by lower returns in the Predecessor Company’s investment portfolios.

Other income for the combined year ended August 31, 2003 was $15.1 million, down slightly from $15.3 million in the year ended August 31, 2002.

In fiscal 2002, other income increased to $15.3 million from $9.3 million in fiscal 2001. Fiscal 2001 included a $6.6 million loss realized on the sale of certain investments and $9.5 million of refund interest recorded as part of Irish tax refunds. Excluding these items, the prior year income of $6.4 million increased to $15.3 million because of $4.2 million received for various notes receivable previously written off and the reversal of $6.0 million in contingency accruals no longer required. Partially offsetting these amounts were lower returns experienced on the Predecessor Company’s investment portfolio.

Cumulative effect of change in accounting principle

Effective September 1, 2002, we adopted SFAS 142 and, as a result, we ceased to amortize goodwill. SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. To determine estimated fair value of the reporting units we utilized independent valuations of the underlying businesses.

On adoption, the Company completed the transitional impairment assessment as required by SFAS 142 and determined that the carrying value of certain of its operations exceeded their fair value. As a result, we recorded a non-cash charge of $2,205.4 million on September 1, 2002 as a cumulative effect of change in accounting principle.

Income tax expense

Income tax expense for the three months ended August 31, 2003 was a $10.0 million recovery reflecting a recovery on the net loss before tax incurred.

For the Predecessor Company for the nine months ended May 31, 2003, income tax expense was $4.5 million compared to a recovery of $9.8 million in the year ended August 31, 2002. The increase was a result of the Predecessor Company reducing reserves in 2002 that were previously set up regarding U.S. Internal Revenue Services (“IRS”) audits because the IRS filed an amended claim in the Predecessor Company’s restructuring proceedings that was less than the previous claim filed.

Income tax for the combined year ended August 31, 2003 was a $5.5 million recovery compared to a recovery of $9.8 million in the fiscal year ended August 31, 2002 for the same reason noted previously.

During fiscal 2001, the Predecessor Company recorded $60.0 million in income tax refunds previously not recognized relating to its Irish subsidiary. The refunds are a result of intercompany loan losses taken in that subsidiary.

See also Note 17 of Notes to the Consolidated Financial Statements for the year ended August 31, 2003.

Income from discontinued operations

Healthcare Businesses

During fiscal 2001, the Predecessor Company concluded that the previously announced disposal of the Healthcare Businesses was no longer in the best interests of its stakeholders. The healthcare businesses were therefore reinstated as continuing operations in fiscal 2001.

As a result of recontinuing the healthcare businesses in fiscal 2001, the Predecessor Company reversed the remaining provision for loss on sale of discontinued operations. This reversal totaled $1,927.6 million ($5.91 per share) in fiscal 2001.

Safety-Kleen Corp.

The Predecessor Company owned 44% of the common shares of Safety-Kleen. On June 9, 2000, Safety-Kleen announced that it and 73 of its U.S. subsidiaries filed voluntary petitions for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware.

During fiscal 2001, the Predecessor Company abandoned its investment in Safety-Kleen. As a result a charge of $255.2 million was recorded in discontinued operations to reflect the impairment charge and other losses on the Safety-Kleen investment.

Net income (loss) and earnings (loss) per share

For the three months ended August 31, 2003, the net loss was $9.9 million or $0.10 per share. The weighted average number of common shares was 100.0 million.

The net loss of the Predecessor Company was $1,212.8 million or $3.72 per share for the nine months ended May 31, 2003. Net income was $14.9 million or $0.05 per share and $1,425.9 million or $4.37 per share for the years ended August 31, 2002 and 2001, respectively. The weighted average number of common shares of the Predecessor Company for the periods was 325.9 million.

Financial Condition

As of August 31, 2003 and August 31, 2002, our capital consisted of ($ in millions):

			Predecessor Company

	August 31, 2003		August 31, 2002		Change

Long-term debt (including the current portion)	$1,214.5	44.5%	$224.7	4.3%	$989.8
Pension liability	225.7	8.3	64.8	1.2	160.9
Liabilities subject to compromise	—	—	3,977.1	76.2	(3,977.1)
Shareholders’ equity	1,290.3	47.2	954.1	18.3	336.2

	$2,730.5	100.0%	$5,220.7	100.0%	($2,490.2)

As a part of our emergence from chapter 11, we entered into a senior secured credit facility of $825 million and issued senior notes of $406 million. Approximately $1.0 billion of this financing was used to fund a portion of the distributions to the Debtors’ creditors.

The $989.8 million increase in long-term debt is primarily a result of borrowings associated with the senior secured credit facility and the senior notes.

The $160.9 million increase in the pension liability is primarily due to the increased actuarial deficit in the pension plans.

The decrease in the liabilities subject to compromise is a result of the discharge of those liabilities by the Bankruptcy Court.

Shareholders’ equity increased by $336.2 million as a result of the distribution of new common shares, a reversal of previous deficits, share capital and accumulated other comprehensive losses, offset by the comprehensive loss in the year.

Liquidity

For the three months ended August 31, 2003 cash provided from operating activities was $187.0 million. This is primarily a result of cash provided by working capital items. Accounts receivable in the Education services segment typically decline in the fourth quarter due to the seasonality of the revenue contracts.

Cash provided by operating activities decreased by $38.3 million to $395.5 million, in the combined year ended August 31, 2003 primarily due to the $50.0 million contribution per the PBGC Agreement. In the year ended August 31, 2002, cash provided by continuing operating activities totalled $433.8 million.

Cash and cash equivalents were $100.3 million, $23.4 million and $343.5 million at August 31, 2003, June 1, 2003 and August 31, 2002 respectively.

Since August 31, 2002, working capital, excluding the current portion of long-term debt, has decreased by $180.2 million to $322.6 million at August 31, 2003. This decrease is primarily a result of the disbursement of cash of over $200 million, net of new financing received, associated with the emergence from chapter 11.

The $81.4 million of the restricted cash and cash equivalents and short-term deposits and marketable securities are assets of our wholly owned insurance subsidiaries and are used to support our self-insurance program. If these amounts are withdrawn from the subsidiaries, they would have to be replaced by other suitable financial assurances.

Although we will continue to be substantially leveraged, we believe that borrowings under the revolving credit facility of the senior secured credit facility, together with existing cash and cash flow from operations, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our indebtedness described above.

Pension Plan Funding Requirements

In connection with our bankruptcy reorganization, we have agreed with the PBGC to the economic terms relating to claims asserted by them against the Debtors regarding the funding levels of the Greyhound U.S. Plans. Under an agreement with the PBGC, the “PBGC Agreement”, upon the consummation of the Plan on June 23, 2003, we and our subsidiaries contributed $50 million in cash to the Greyhound U.S. Plans and we issued approximately 3.8 million shares of our common stock equal in value to $50 million to a trust, or Pension Plan Trust. Further, we will contribute an additional $50 million in cash to the Greyhound U.S. Plans in June 2004.

The trustee of the Pension Plan Trust will sell the common stock at our direction as soon as practicable, but in no event later than December 31, 2004. All proceeds from the common stock sales will be contributed directly to the Greyhound U.S. Plans. If the proceeds from the common stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations of the Laidlaw group, but will not reduce the June 2004 required contribution under the PBGC Agreement. If the proceeds from the common stock sales are less than $50 million, we will be required to contribute the amount of the shortfall in cash to the pension plans in December 2004. Further, we will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pensions plans, if any, required under current regulations. The PBGC has a second priority lien on the assets of some of our operating subsidiaries (other than Greyhound). At August 31, 2003, all 3.8 million shares of our common stock remained in the Pension Plan Trust. Based upon the closing price of the common stock on the over the counter market, the shares had an aggregate market value of $45.2 million at November 17, 2003.

The ATU Plan represents approximately 75% of the total plan assets and benefit obligation as at August 31, 2003. Based upon current regulations and plan asset values at August 31, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, we do not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in our being required to make significant additional minimum funding contributions in the future.

See also Note 11 of Notes to the Consolidated Financial Statements for the year ended August 31, 2003.

Senior Secured Credit Facility; Senior Notes

Upon emergence from chapter 11, in June 2003, the Company established a new $825.0 million senior secured credit facility (the “Exit Facility”). This facility consists of a $625.0 million Term B facility (the “Term B Facility”) due June 2009 ($100.0 million of the proceeds from the Term B Facility is cash collateral for a $100.0 million letters of credit facility) and a $200.0 million senior secured revolving credit facility (the “Revolver”) due June 2008. The Term B Facility provides for mandatory $6.25 million quarterly principal repayments beginning June 2003 through March 2008 followed by four $125.0 million quarterly installments. Interest paid on the Term B facility is charged at Base Rate +4% or LIBOR +5%. The Term B Facility and the Revolver are guaranteed, for the U.S. dollar borrowings, by the Company and all of the U.S. subsidiaries, except Greyhound and its subsidiaries, Hotard Coaches, Inc. and Interstate Leasing, Inc. (the “Excluded Subsidiaries”) and any of the Company’s subsidiaries that are in the business of insurance and for the Canadian dollar borrowings, by the guarantors of the U.S. dollar borrowings and the Canadian subsidiaries (except B.C. incorporated subs). The Term B Facility and the Revolver are secured, on a senior secured basis, by the assets of the Company and all of its subsidiaries except the Excluded Subsidiaries and any of the Company’s subsidiaries that are in the business of insurance.

The Revolver with a $35.0 million letter of credit sub-facility and a $35 million sub-limit for Canadian dollar borrowings and Canadian dollar letters of credit for use by the Canadian subsidiaries of the Company was established to fund the Company’s working capital and letter of credit needs. Interest is charged at Base Rate +3.5% or LIBOR Rate +4.5% for the initial six month period beginning June 2003 through to December 2003. Thereafter, a percentage per annum determined by reference to a leverage ratio, as defined in the credit facility agreement, will be applied. The range of rates is as follows: Base Rate +3.25% to 3.75%; LIBOR Rate +4.25% to 4.75%; Bankers Acceptance Rate +4.25% to 4.75%. As at August 31, 2003, $38.0

million was drawn on the revolver for the issuance of letters of credit and $92.3 million was reserved for guarantee obligations on Greyhound vehicle leases, leaving the availability of $69.7 million.

Under the terms of the Exit Facility the Company is required to meet certain financial covenants including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of August 31, 2003, the Company was in compliance with all such covenants.

In addition, in connection with emergence from chapter 11, in June 2003 the Company issued $406.0 million aggregate principal amount of 10.75% Senior Notes due 2011 at a discount for net proceeds of approximately $389.0 million. The notes bear interest at a rate of 10.75% payable semi-annually beginning on December 15, 2003 and are unsecured. The Company may redeem some or all of the notes at any time after June 15, 2007. The notes are guaranteed by the Company’s subsidiaries other than the Excluded Subsidiaries, the Canadian subsidiaries and any of the Company’s subsidiaries that are in the business of insurance.

The Greyhound Facility

In October 2000, Greyhound entered into a revolving credit facility to fund working capital needs and for general corporate purposes. On May 14, 2003, Greyhound entered into an amended and restated revolving credit facility superceding the previous facility (the “Greyhound Facility”). Letters of credit or borrowings are available under the Greyhound Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at August 31, 2003, aggregated to $113.8 million) subject to a maximum of $125.0 million, inclusive of a $70.0 million letter of credit sub-facility. Borrowings under the Greyhound Facility are available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by Greyhound. Letter of Credit fees are 3.5% per annum. Borrowings under the Greyhound Facility mature on October 24, 2004. The Greyhound Facility is secured by liens on substantially all of the assets of Greyhound and the stock and assets of certain of its subsidiaries. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investment and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness of equity interest, payment of dividends and transactions with affiliates, including Laidlaw International, Inc. As of August 31, 2003, Greyhound was in compliance with all such covenants.

Based upon Greyhound’s current financial forecast management is unable to predict with reasonable assurance whether Greyhound will remain in compliance with the terms of the Greyhound Facility for the remainder of Calendar 2003 and 2004. Management is closely monitoring this situation and intends on requesting covenant amendments should it appear likely such amendments will be necessary to remain in compliance with the covenants. In addition, Greyhound will be seeking an extension of this facility prior to its current maturity. Although Greyhound has been successful in obtaining necessary amendments and extensions to the Greyhound Facility in the past, there can be no assurances that they will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Greyhound Facility would not have a material effect on Greyhound or Laidlaw International, Inc. If unsuccessful, this may impact Greyhound’s ability to continue as a going concern.

As of August 31, 2003, Greyhound had $30.1 million cash borrowings under the Greyhound Facility, and issued letters of $46.7 million and had availability of $37.0 million.

Although at the balance sheet dates the maturity of the Greyhound Facility extended beyond one year, because the agreement provides that a material adverse change at Greyhound could be considered an event of default, generally accepted accounting principles requires that the borrowings under this Greyhound facility be classified as short-term obligations.

Capital expenditures and capital resources

Net expenditures for the purchase of capital assets for normal replacement requirements and increases in service were $91.6 million (including $4.4 million of purchases of capital assets financed by notes payable, operating leases and/or capital leases) in the period June 1, 2003 through August 31, 2003. The last fiscal quarter is typically a heavy period of capital asset expenditures as the Education services segment takes delivery of buses prior to the new school year.

Net expenditures for the purchase of capital assets for normal replacement requirements and increases in services, increased to $321.4 million for the year ended August 31, 2003 (including $25.5 million of purchases of capital assets financed by notes payable, operating leases and/or capital leases) from $270.5 million for the year ended August 31, 2002 (including $31.3 million of purchases of capital assets financed by notes payable, operating leases and/or capital leases). This increase is primarily a result of curtailed capital spending in the prior period due to our financial position at that time.

Capital expenditures for the purchase of capital assets during fiscal 2004 are expected to be approximately $250 million. The expenditures represent normal replacement and upgrading requirements and purchases of additional capital assets necessary for planned increases in services. These expenditures will be primarily financed by our operating cash flows.

Historically, the Greyhound business segment has used operating lease financing as a method of acquiring vehicles for use. For further information, see Note 22 of the Notes to the Consolidated Financial Statements for the fiscal year ended August 31, 2003.

Off-balance sheet arrangements

As described in Note 22 of the Notes to the Consolidated Financial Statements, we have entered into vehicle operating leases that contain residual value guarantees. The residual value guarantees were included as part of these operating leases in order to reduce the leasing costs for these leases. Of those leases that contain these residual value guarantees, the aggregate residual value at lease expiration is $142.3 million of which we have guaranteed $104.7 million. To date, we have never incurred any liability as a result of the residual value guarantee.

Contractual obligations

We have entered into certain contractual obligations that will require various payments over future periods as follows:

		Scheduled payments in fiscal years

	Total	2004	2005-2006	2007-2008	Thereafter

Long-term debt	$1,255.1	$69.9	$73.0	$325.9	$786.3
Operating lease obligation	453.9	125.6	176.1	89.8	62.4
PBGC Agreement*	50.0	50.0	—	—	—

*	An additional contribution will be required should the net proceeds realized from the sale of the 3.8 million shares held in the Pension Plan Trust average less than $13.24 per share

Risk Factors in the Company

We are exposed to a variety of financial, operating and market risks. Some of these risks are within our control. For controllable risks, we apply specific risk management strategies to reduce the likelihood of loss. The following are the risk factors relating to our business.

Accident claims costs

As discussed above under “Critical accounting policies”, we experience significant costs surrounding accident and professional liability claims and use estimates and assumptions when providing for the ultimate costs of these incidents. The ultimate costs could materially affect our financial condition and results of operations. We have in place procedures to manage the risk. The first is the existence of comprehensive safety programs throughout our company, which has as its goal to reduce the number of accidents as far as practically possible. Although we have experienced increases in accident claims costs because of increased medical costs, ultimate settlement amounts and court awards, and increased severity of accidents experienced, the accident frequency as a percentage of revenue has actually declined over the last number of years. Once an accident has occurred, we have procedures and settlement practices in place to minimize the ultimate cost to us.

Healthcare revenue

Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in Medicare, Medicaid and other programs, hospital cost containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. In addition, the healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory interpretation. If a determination is made that we were in material violation of such laws, rules or regulations, our financial condition and results of operations could be materially adversely affected.

The Balanced Budget Act of 1997 has had the effect of reducing payments to hospitals and other healthcare providers under the Medicare program. The reductions in payments and other changes mandated by the Balanced Budget Act of 1997 have had a significant effect on our revenues. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers such as us and proposals to increase co-payments and deductibles from patients.

The Balanced Budget Act mandates that fee schedules for reimbursement of ambulance services be developed through a negotiated rulemaking process and must consider (i) data from the industry and other organizations involved in the delivery of ambulance services, (ii) mechanisms to control increases in expenditures for ambulance services, (iii) appropriate regional and operational differences, (iv) adjustments to payment rates to account for inflation and other relevant factors, and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner.

The Balanced Budget Act also required that beginning January 1, 2001, ambulance service providers accept assignment whereby we receive payment directly from Medicare and accepts such amount along with the co-payments and deductible paid by the patient as payment in full. Further, the Act stipulates that third parties may elect to no longer provide payments for cost sharing for co-insurance for dual qualified (Medicare and Medicaid) beneficiaries.

In January 1999, the Center for Medicare and Medicaid Services, formerly named the Health Care Financing Administration, announced its intention to form a negotiated rulemaking committee to create the new fee schedule for Medicare reimbursement of ambulance services. That committee convened in February 1999. The fee schedule and the mandatory acceptance of assignment were implemented on April 1, 2002. In addition, revisions to the physician certification requirements for coverage of non-emergency ambulance services were also implemented.

We have implemented a plan that we believe will mitigate much of the potential adverse impact from these changes. The plan includes renegotiation of “9-1-1” contracts, adjusting rates and seeking alternative relief from the federal and local governments.

As a result, estimating the revenue from healthcare services is subject to uncertainties and subsequent adjustments to the recorded revenue could be material.

Performance bonds

Our Education services, Public Transit services and Healthcare Transportation businesses are highly dependent on our ability to obtain performance bond coverages sufficient to meet bid requirements imposed by potential customers. Our ability to obtain adequate bonding coverages has been adversely affected in the past several years by the Predecessor Company’s poor financial position and lack of liquidity. Furthermore, many school boards are requiring higher dollar-value performance bonds from their service providers. There can be no assurance that we will continue to obtain access to adequate bonding capacity. If adequate bonding capacity is not available or if the terms of such bonding are too onerous, there would be a material adverse effect on our business, financial condition and results of operations.

Increasing competitive and external pressures

Education services — The segment competes with several large companies and a substantial number of smaller locally owned operations in the Education services business segment. Moreover, most school districts operate their own school bus systems. In acquiring new school bus contracts and maintaining existing business, competition primarily exists in the areas of pricing and service.

Public Transit services — As with the Education services segment, this business competes with several large companies and a number of smaller locally owned operations. Most municipalities operate their own fixed route municipal bus services, however, the majority of the paratransit bus routes are operated by private entities. In acquiring contracts and maintaining existing business, competition primarily exists in the areas of pricing and service.

Greyhound — The inter-city transportation industry is highly competitive. Greyhound’s primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and, in certain markets, regional bus companies and trains. Airlines have increased their penetration in intermediate-haul markets (450 to 1,000 miles), which has resulted in the bus industry, in general, reducing prices in these markets in order to compete. Additionally, airline discount programs have attracted certain long-haul passengers away from Greyhound. However, these lower airline fares usually contain restrictions and require advance purchase. Typically, Greyhound’s customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. Greyhound’s everyday low pricing strategy results in “walk-up” fares substantially below comparable airline fares. In instances where Greyhound’s fares exceed an airline discount fare, Greyhound believes the airline fares typically are more restrictive and less readily available than travel provided by Greyhound. However, Greyhound has also instituted numerous advance purchase programs, in order to attract the price sensitive customer. Price, destination choices and convenient schedules are the ways in which Greyhound meets this competitive challenge.

The automobile is the most significant form of competition to Greyhound. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car.

Healthcare Transportation services — We compete with several large companies and a substantial number of smaller locally owned operators in the healthcare transportation services industry. Moreover, many municipal, fire and paramedic departments and hospitals operate their own ambulance systems. In acquiring new healthcare transportation contracts and maintaining our business, we experience competition primarily in the areas of pricing and service.

Emergency Management services — This business unit is also subject to vigorous competition. Competition for these services is generally based upon cost, the ability to make available physicians capable of providing high quality care and the reputation of our emergency department business unit among hospitals and physicians. Competition is also based upon the proper utilization of the emergency department, as well as the ability to integrate the emergency department with other hospital departments and to provide value added services. There can be no assurance that we will be able to compete successfully against these sources of competition or other competitive or external factors.

Retention of key personnel

Our success depends upon our ability to recruit and retain key personnel. We could experience difficulty in retaining our current key personnel or in attracting and retaining necessary additional key personnel. Low unemployment in certain market areas can make the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages. Our internal growth will further increase the demand on our resources and require the addition of new personnel. We have entered into employment agreements with certain of our executive officers and certain other key personnel. However, failure to retain or replace key personnel may have an adverse effect on our business.

Fuel price fluctuations

Historically, fuel costs represent approximately 3% to 5% of revenue. Due to the significance of fuel expenses, particularly diesel fuel, to our operations and the historical volatility of fuel prices, we have a program to help minimize the fluctuations in the price of our diesel fuel purchases. The intent of the program is to mitigate the short-term impact of fuel price changes on our operating margins and overall profitability by entering into forward supply contracts (“FSCs”) with certain vendors. The FSCs generally stipulate set bulk delivery volumes at prearranged prices for a set period. The volumes agreed to be purchased by us are well below the forecasted total bulk fuel needs for the given location. Therefore, the risk of being forced to purchase fuel through the FSCs that is not required by us is minimal. Also, to the extent that we enter FSCs for portions of our total fuel needs, we may not realize the benefit of decreases in fuel prices. Conversely, to the extent that we do not enter into FSCs for portions of our total fuel needs, we may be adversely affected by increases in fuel prices.

Given the ticket based revenue stream of the Greyhound segment, fuel price increases at the U.S. operations of the Greyhound segment, limited by what the market can bear, can be passed on to the passenger through increased fares. The majority of the Canadian operations of the Greyhound segment operates in a regulated market and ticket price increases must be first approved by government agencies. The other operations that have fuel requirements operate with a contractual based revenue stream. Fuel price increases take a longer time to be passed on to the customer, in most cases upon renewal of the contract.

Greyhound Lines, Inc. — going concern

In the audit report dated March 26, 2003, Greyhound Lines, Inc.’s auditors included an explanatory paragraph that stated that Greyhound Lines, Inc.’s consolidated financial statements had been prepared assuming Greyhound Lines, Inc. will continue as a “going concern”. The report stated that the fact that Greyhound Lines, Inc. may not be in compliance with the financial covenants under the Greyhound Facility beginning with the first quarter of 2003 raised substantial doubt about its ability to continue as a “going concern.” In May 2003, Greyhound Lines, Inc. amended the Greyhound Facility to modify certain covenants under the facility. If Greyhound Lines, Inc. fails to remain in compliance with the existing covenants, as modified, Greyhound Lines, Inc. would be required to seek further modifications to the Greyhound Facility, and such additional modifications or the cost of the modifications or other further changes to the Greyhound Facility could have a material adverse effect on Greyhound Lines, Inc. In addition, if such further modifications are required but are not obtained from the lenders under the Greyhound Facility, Greyhound Lines, Inc. may be required to seek a replacement for the Greyhound Facility from other financing sources. If alternate sources of financing are not then available, then Greyhound Lines, Inc. may not be able to satisfy its obligations as they become due and may not be able to continue as a “going concern”. If the “going concern” basis on which Greyhound Lines, Inc.’s consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound Lines, Inc. Accordingly, if such changes were made to Greyhound Lines, Inc.’s consolidated financial statements, significant adjustments would be required to our consolidated financial statements and we may be required to honor certain Greyhound Lines, Inc. lease commitments and pension obligations. We believe that this would have no material impact on our financial condition.

Organized strikes or work stoppages by unionized employees

The Company is party to collective bargaining agreements that cover the majority of its employees. The Company’s largest collective bargaining agreement is between Greyhound Lines, Inc. and the Amalgamated Transit Union, or the ATU, and expires in January 2004. If the Company’s unionized employees were to engage in a strike or other work stoppage prior to such expiration, or if the Company is unable to negotiate acceptable extensions of the agreement resulting in a strike or other work stoppage by the affected workers, the Company could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from these projections. We are currently exposed to market risk from changes in commodity prices for fuel, investment prices, foreign exchange and interest rates. We do not use derivative instruments for speculative or trading purposes.

Commodity Prices. We currently have exposure to commodity risk from our fuel inventory and advance purchase commitments for fuel. We have fuel inventory at August 31, 2003, at a carrying value of $3.3 million. Additionally, we have entered into forward purchase contracts for fuel whereby we have agreed to take delivery of a total of 31.5 million gallons through August 2005 at a fixed price of $27.1 million. We expect to purchase approximately 150 million gallons of fuel in fiscal 2004, of which 126.8 million gallons are currently not covered by forward purchase contracts. A 10% increase or decrease in the cost of fuel would not have a material effect on this commitment or our results of operations.

Investment Prices. We currently have exposure in the market price of our investments. At August 31, 2003, we had approximately $139.7 million held in cash, $42.0 million in short-term investments and $301.1 million of long term investments. A 10% decrease in the market price would not have a material effect on our financial position. As required by generally accepted accounting principles, we reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity.

Foreign Exchange. We currently have exposure to foreign currency exchange rates from our Canadian dollar operations. Canadian based revenues naturally hedge Canadian based expenses and capital expenditures. Therefore changes in the Canadian foreign currency exchange rate have no material effect on our financial position or results from operations. We are not exposed to any other foreign currency exchange rates other than Canadian dollars.

Interest Rate Sensitivity. We currently have exposure to interest rates from our long-term debt. At August 31, 2003, we had $648.8 million of floating rate debt, of which $618.7 million was subject to a 2% LIBOR floor. A 10% increase or decrease in variable interest rates would still result in a LIBOR rate below the LIBOR floor. Therefore, a 10% increase or decrease in variable interest rates would not have a material effect on our results of operations or cash flows.

The table below presents principal payments and related weighted average interest rates by contractual maturity dates for fixed rate debt as of August 31, 2003.

Long Term Debt
(in millions)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed Rate Debt	$14.8	$11.9	$11.1	$156.2	$0.9	$411.3	$606.2	$574.3
Weighted Average Rate	8.3%	8.6%	9.3%	11.4%	11.4%	10.7%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the Company’s 2004 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and, except for the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph,” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding any disclosable relationships and related transactions of directors and officers will be set forth under the caption “Compensation Committee Interlocks and Insider Participation and Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	See Valuation and Qualifying Accounts on pages S-1 and S-2 and the Index to Financial Statements on page F-1 and (c) below.

(b)	Reports on Form 8-K

Three reports on Form 8-K were filed during the quarter ended August 31, 2003. A report dated June 23, 2003 was filed on July 7, 2003 relating to the bankruptcy of Laidlaw Inc. and four of its subsidiaries and the effective date of their plan of reorganization. A report dated June 23, 2003 was filed on July 9, 2003 relating to the Company becoming the successor to Laidlaw Inc. as a result of the consummation of the plan of reorganization. A report dated July 9, 2003 was furnished to the Commission on that date disclosing the Company’s financial results for the fiscal quarter ended May 31, 2003. Other than the press release filed as an exhibit to the report dated July 9, 2003, no financial statements were filed with such reports on Form 8-K.

(c)	Exhibits

2.1	Third Amended Joint Plan of Reorganization of Laidlaw USA, Inc. and its Debtor Affiliates dated January 23, 2003 (filed as Exhibit 2.1 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.2	Modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.2 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.3	Second modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.3 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Laidlaw International, Inc. (filed as Exhibit 4.1 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.2	By-laws of Laidlaw International, Inc. (filed as Exhibit 4.2 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.1	Rights agreement, dated as of June 23, 2003, by and between Laidlaw International, Inc. and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.3 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.2	Indenture dated as of June 3, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas, relating to the 10 3/4% Senior Notes due 2011 (filed as Exhibit 4.1 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 18, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

4.4	Indenture, dated April 16, 1997, by and among Greyhound Lines, Inc., the Guarantors and PNC Bank, N.A., as Trustree (filed as an exhibit to Greyhound Lines, Inc. Registration Statement on Form S-4 regarding the Greyhound 11 1/2% Series B Senior Notes and incorporated herein by reference).

4.5	First Supplemental Indenture dated as of July 9, 1997 between Greyhound Lines, Inc. and PNC Bank, N.A. as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture dated as of August 25, 1997 between Greyhound Lines, Inc. and PNC Bank, N.A. as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture dated as of February 1, 1999 between Greyhound Lines, Inc. and Chase Manhattan Trust Company as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

4.8	Fourth Supplemental Indenture dated as of May 14, 1999, between Greyhound Lines, Inc. and Chase Manhattan Trust Company as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.1	Laidlaw International, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).*

10.2	Laidlaw International, Inc. Supplemental Executive Retirement Plans.*

10.3	Credit Agreement dated as of June 19, 2003 among Laidlaw International, Inc., and others, as Borrowers and the financial institutions named therein (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.4	Amendment dated as of June 26, 2003 to the credit agreement dated as of June 19, 2003 (filed as Exhibit 10.4 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.5	Agreement made as of June 18, 2003 between Laidlaw Inc. and others and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.6	Tax sharing agreement among Laidlaw International, Inc. and its U.S. subsidiaries entered into as of June 23, 2003.

10.7	Employment agreement between Kevin E. Benson and Laidlaw Inc. effective the 16th day of September, 2002.*

10.8	Change in Control Severance Agreement between Kevin E. Benson and Laidlaw Inc.*

10.9	Employment agreement between Douglas A. Carty and Laidlaw Inc. effective the 9th day of December, 2002.*

10.10	Change in Control Severance Agreement between Douglas A. Carty and Laidlaw Inc.*

10.11	Employment agreement among Laidlaw Inc., American Medical Response, Inc. and EmCare Holdings, Inc. and William A. Sanger effective October 1, 2002.

10.12	Employment agreement between EmCare Holdings, Inc. and Don S. Harvey effective April 1, 2003.

10.13	Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the financial institutions named as lenders, and Foothill Capital Corporation as Agent, dated as of May 14, 2003 (filed by Greyhound Lines, Inc. as a current report on Form 8-K dated May 21, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the registrant.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of December, 2003.

LAIDLAW INTERNATIONAL, INC.

By:	/s/ K. E. Benson Kevin E. Benson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 1st day of December, 2003 by the following persons on behalf of the registrant in the capacities below.

Signature	Title

/s/ K.E. Benson Kevin E. Benson	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ D.A. Carty Douglas A. Carty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Wayne Bishop Wayne R. Bishop	Vice President, Controller (Principal Accounting Officer)

John F. Chlebowski*	Director

James H. Dickerson, Jr.*	Director

Lawrence M. Nagin*	Director

Vicki A. O’Meara*	Director

Richard R. Randazzo*	Director

Maria A. Sastre*	Director

Peter E. Stangl*	Director

Carroll R. Wetzel, Jr.*	Director

*By	/s/ D.A. Carty Douglas A. Carty As Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS
LAIDLAW INTERNATIONAL, INC.

Reports of Independent Auditors	F-2
Consolidated Balance Sheets as of August 31, 2003, June 1, 2003 and August 31, 2002	F-3
Consolidated Statements of Operations for the periods June 1, 2003 through August 31, 2003 and September 1, 2002 through May 31, 2003 and for the years ended August 31, 2002 and 2001	F-5
Consolidated Statements of Shareholders’ Equity for the periods June 1, 2003 through August 31, 2003 and September 1, 2002 through May 31, 2003 and for the years ended August 31, 2002 and 2001	F-6
Consolidated Statements of Cash Flows for the periods June 1, 2003 through August 31, 2003 and September 1, 2002 through May 31, 2003 and for the years ended August 31, 2002 and 2001	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Auditors
To the Shareholders of Laidlaw International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Laidlaw International, Inc. as at August 31, 2003 and June 1, 2003, and the results of its operations and its cash flows for the period from June 1, 2003 to August 31, 2003 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Western District of New York confirmed the Company’s reorganization plan (the “plan”) on February 27, 2003. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before June 28, 2001 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was implemented in June 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of June 1, 2003.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Mississauga, Ontario
Date: November 18, 2003

Report of Independent Auditors
To the Directors and Shareholders of Laidlaw International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Laidlaw Inc. as at August 31, 2002 and the results of its operations and its cash flows for each of the periods from September 1, 2002 to May 31, 2003 and the two years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on June 28, 2001 with the United States Bankruptcy Court for the Western District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s reorganization plan was implemented in June 2003 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

As described in Note 8 to the consolidated financial statements, on September 1, 2002, Laidlaw Inc. changed its method of accounting for goodwill.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Mississauga, Ontario
Date: November 18, 2003

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ millions)

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,
	2003	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$100.3	$23.4	$343.5
Restricted cash and cash equivalents (Note 4)	39.4	44.7	75.8
Short-term deposits and marketable securities (Note 4)	42.0	32.3	16.1
Trade accounts receivable (Note 5)	502.2	630.6	490.4
Other receivables	49.6	49.9	54.9
Income taxes recoverable	18.0	27.4	29.2
Parts and supplies	50.2	50.8	50.4
Deferred income tax assets (Note 17)	86.2	80.9	—
Other current assets	60.1	67.8	56.3

Total current assets	948.0	1,007.8	1,116.6

Long-term investments (Note 6)	553.5	580.4	417.9

Property and equipment (Note 7)	1,669.8	1,628.9	1,677.7

Other assets
Goodwill (net of accumulated amortization and impairments of $776.0 as at August 31, 2002) (Note 8)	183.1	183.1	2,976.8
Contracts and customer relationships	216.9	221.0	—
Deferred income tax assets (Note 17)	203.2	195.5	—
Pension asset (Note 11)	—	—	10.8
Deferred charges and other assets	78.2	78.6	12.0

	681.4	678.2	2,999.6

Total assets	$3,852.7	$3,895.3	$6,211.8

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ millions)

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,
	2003	2003	2002

LIABILITIES
Current liabilities
Accounts payable	$119.4	$106.6	$109.7
Accrued liabilities (Note 9)	506.0	523.2	504.1
Current portion of long-term debt (Note 10)	69.4	89.0	20.3

Total current liabilities	694.8	718.8	634.1
Long-term debt (Note 10)	1,145.1	1,150.1	204.4
Pension liability (Note 11)	225.7	225.1	64.8
Other long-term liabilities (Note 12)	496.8	492.0	377.3
Liabilities subject to compromise (Note 1)	—	—	3,977.1

Commitments and contingencies (Note 22)
Total liabilities	2,562.4	2,586.0	5,257.7

SHAREHOLDERS’ EQUITY
Common shares; $0.01 par value per share; issued and outstanding 103,777,422	1.0	1.0	—
Share premium	1,358.3	1,358.3	—
Common shares held in trust; 3,777,419 issued (Note 11)	(50.0)	(50.0)	—
Predecessor Common Shares; 325,927,870 issued and outstanding	—	—	2,222.6
Predecessor Preference Shares	—	—	7.9
Accumulated other comprehensive loss	(9.1)	—	(258.7)
Deficit	(9.9)	—	(1,017.7)

Total shareholders’ equity (Note 13)	1,290.3	1,309.3	954.1

Total liabilities and shareholders’ equity	$3,852.7	$3,895.3	$6,211.8

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ millions except per share amounts)

		Predecessor Company

	For the period	For the period
	June 1, 2003	September 1, 2002	For the year	For the year
	through	through	ended	ended
	August 31,	May 31,	August 31,	August 31,
	2003	2003*	2002	2001

Revenue	$997.1	$3,485.7	$4,432.1	$4,418.3

Compensation expense	581.7	2,001.1	2,523.0	2,533.1
Accident claims and professional liability expenses	62.9	241.4	325.8	342.0
Vehicle related costs	74.8	202.4	272.5	267.3
Occupancy costs	51.4	150.4	202.2	191.0
Fuel	36.7	133.4	163.0	194.4
Depreciation	47.7	228.4	270.6	261.1
Amortization	4.4	0.9	88.2	89.2
Other operating expenses	126.0	364.2	524.6	507.1

Income from operating segments	11.5	163.5	62.2	33.1
Interest expense	(31.5)	(19.6)	(27.7)	(270.9)
Gain on discharge of debt (Note 1)	—	1,482.8	—	—
Fresh start accounting adjustments (Note 2)	—	(609.6)	—	—
Other financing related expenses (Note 16)	—	(35.0)	(44.7)	(63.8)
Other income	0.1	15.0	15.3	9.3

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(19.9)	997.1	5.1	(292.3)
Income tax recovery (expense) (Note 17)	10.0	(4.5)	9.8	45.8

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(9.9)	992.6	14.9	(246.5)
Cumulative effect of change in accounting principle (Note 8)	—	(2,205.4)	—	—

Income (loss) from continuing operations	(9.9)	(1,212.8)	14.9	(246.5)
Income from discontinued operations (Note 15)	—	—	—	1,672.4

Net income (loss)	($9.9)	($1,212.8)	$14.9	$1,425.9

Basic earnings (loss) per share (Note 18)
Continuing operations before cumulative effect of change in accounting principle	($0.10)	3.05	$0.05	($0.76)
Cumulative effect of change in accounting principle	—	(6.77)	—	—

Continuing operations	(0.10)	(3.72)	0.05	(0.76)
Discontinued operations	—	—	—	5.13

Net income (loss)	($0.10)	($3.72)	$0.05	$4.37

Diluted earnings (loss) per share (Note 18)
Continuing operations before cumulative effect of change in accounting principle	($0.10)	$3.05	$0.05	($0.76)
Cumulative effect of change in accounting principle	—	(6.77)	—	—

Continuing operations	(0.10)	(3.72)	0.05	(0.76)
Discontinued operations	—	—	—	5.13

Net income (loss)	($0.10)	($3.72)	$0.05	$4.37

The accompanying notes are an integral part of these statements.

*	Adjusted to include fresh-start accounting adjustments and gain on discharge of debt (Note 2)

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ millions, except share information)

	Common Shares					Preference Shares			Accumulated Other	Total
				Share					Comprehensive	Comprehensive
Predecessor Company	# of shares		Amount	Premium		# of shares	Amount	Deficit	Loss	Income (loss)

Balance at August 31, 2000	325,927,870		$2,222.6	$—		528,770	$7.9	($2,458.2)	(170.3)
Dividends on preference shares	—		—	—		—	—	(0.3)	—
Net income	—		—	—		—	—	1,425.9	—	$1,425.9
Other comprehensive income (loss):
Unrealized holding gains net of reclassification adjustments for gains and losses included in net income (net of NIL taxes)	—		—	—		—	—	—	6.2	6.2
Foreign currency translation adjustments (net of NIL taxes)	—		—	—		—	—	—	(4.3)	(4.3)

Total comprehensive income										$1,427.8

Balance at August 31, 2001	325,927,870		$2,222.6	$—		528,770	$7.9	($1,032.6)	($168.4)
Net income	—		—	—		—	—	14.9	—	$14.9
Other comprehensive income (loss):
Unrealized holding gains net of reclassification adjustments for gains and losses included in net income (net of $1.0 in taxes)	—		—	—		—	—	—	3.7	3.7
Foreign currency translation adjustments (net of NIL taxes)	—		—	—		—	—	—	(2.1)	(2.1)
Minimum pension liability adjustments (net of NIL taxes)	—		—	—		—	—	—	(91.9)	(91.9)

Total comprehensive loss										$(75.4)

Balance at August 31, 2002	325,927,870		$2,222.6	$—		528,770	$7.9	($1,017.7)	($258.7)
Net loss	—		—	—		—	—	(1,212.8) **	—	($1,212.8) **
Other comprehensive income (loss):
Unrealized holding gains net of reclassification adjustments for gains and losses included in net income (net of NIL in taxes)	—		—	—		—	—	—	9.2	9.2
Foreign currency translation adjustments (net of NIL taxes)	—		—	—		—	—	—	46.2	46.2
Minimum pension liability adjustments (net of NIL taxes)	—		—	—		—	—	—	(176.4)	(176.4)

Total comprehensive loss										($1,333.8) **

Balance at May 31, 2003	325,927,870		$2,222.6	$—		528,770	$7.9	($2,230.5)	($379.7)

Fresh Start adjustments (Note 2)	(325,927,870)		(2,222.6)	—		(528,770)	(7.9)	2,230.5	379.7
Distribution of new common shares (Note 2)	100,000,003	*	1.0	1,308.3	*	—	—	—	—

Laidlaw International, Inc.:
Balance, Fresh start June 1, 2003	100,000,003	*	1.0	1,308.3	*	—	—	—	—
Net loss	—		—	—		—	—	(9.9)	—	($9.9)
Other comprehensive income (loss):
Unrealized holding losses net of reclassification adjustments for gains and losses included in net income (net of $3.5 in taxes)	—		—	—		—	—	—	(6.5)	(6.5)
Foreign currency translation adjustments (net of NIL taxes)	—		—	—		—	—	—	(2.6)	(2.6)

Total comprehensive loss										($19.0)

Balance at August 31, 2003	100,000,003	*	$1.0	$1,308.3	*	—	$—	($9.9)	($9.1)

*	Net of 3,777,419 common shares held in trust (Note 11)

**	Adjusted to include Fresh Start accounting adjustments and gain on discharge of debt (Note 2)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ millions)

		Predecessor Company

	For the period	For the period
	June 1, 2003	September 1, 2002	For the year	For the year
	through	through	ended	ended
	August 31,	May 31,	August 31,	August 31,
	2003	2003**	2002	2001

Net cash provided by (used in):
Operating activities	$187.0	$208.5	$433.8	$447.7
Investing activities	(76.0)	(364.6)	(275.7)	(281.5)
Financing activities	(34.1)	(164.0)	(95.8)	7.0

	76.9	(320.1)	62.3	173.2
Cash and cash equivalents* — beginning of period	23.4	343.5	281.2	108.0

Cash and cash equivalents* — end of period	$100.3	$23.4	$343.5	$281.2

Operating activities
Net income (loss) for the period	($9.9)	($1,212.8)	$14.9	$1,425.9
Add (deduct) items not affecting cash:
Depreciation and amortization	52.1	229.3	358.8	350.3
Other financing related expenses (Note 16)	—	35.0	44.7	63.8
Deferred income taxes	(10.0)	—	—	—
Gain on discharge of debt (Note 1)	—	(1,482.8)	—	—
Fresh start accounting adjustments (Note 2)	—	609.6	—	—
Income from discontinued operations (Note 15)	—	—	—	(1,672.4)
Cumulative effect of change in accounting principle (Note 8)	—	2,205.4	—	—
Loss (gain) on sale of assets	(0.8)	(4.3)	(4.2)	6.6
Other	4.8	(3.8)	(10.4)	(6.2)
Increase in claims liabilities and professional liability reserves	4.7	56.1	61.6	126.9
Increase (decrease) in accrued interest	16.5	(4.3)	(0.5)	246.2
Increase in pension liability	0.6	0.7	—	—
Cash provided by (used in financing) other working capital items (Note 19)	144.9	(147.1)	46.2	(43.2)
Pension contribution per the PBGC Agreement (Note 11)	—	(50.0)	—	—
Decrease (increase) in restricted cash and cash equivalents (Note 4)	(0.7)	0.9	(38.6)	8.2
Cash portion of other financing related expenses (Note 16)	(15.2)	(23.4)	(38.7)	(58.4)

Net cash provided by operating activities	$187.0	$208.5	$433.8	$447.7

*	Represents the unrestricted cash and cash equivalents – Refer to Note 4

**	Adjusted to include Fresh Start accounting adjustments and gain on discharge of debt (Note 2)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ millions)

		Predecessor Company

	For the period	For the period
	June 1, 2003	September 1, 2002	For the year	For the year
	through	through	ended	ended
	August 31,	May 31,	August 31,	August 31,
	2003	2003**	2002	2001

Investing activities
Purchases of property and equipment	($90.5)	($230.1)	($283.3)	($267.3)
Proceeds from sale of property and equipment	4.4	24.6	45.5	21.8
Purchases of other assets	(1.1)	(3.2)	(1.4)	(8.8)
Expended on acquisitions (Note 21)	(0.1)	(4.6)	(3.6)	(2.0)
Net decrease (increase) in investments	11.3	(151.3)	(37.1)	(45.5)
Proceeds from sale of assets (Note 20)	—	—	4.2	20.3

Net cash used in investing activities	($76.0)	($364.6)	($275.7)	($281.5)

Financing activities
Proceeds from issue of long-term debt	$17.3	$1,207.8	$172.2	$342.2
Repayments of long-term and other non-current liabilities	(47.6)	(149.3)	(268.0)	(335.2)
Repayment of liabilities subject to compromise	—	(1,185.0)	—	—
Payment of financing fees	(3.8)	(37.5)	—	—

Net cash provided by (used in) financing activities	($34.1)	($164.0)	($95.8)	$7.0

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$12.3	$25.0	$31.9	$30.4

Income taxes	($8.3)	($4.4)	($10.4)	($51.0)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Voluntary petition for reorganization and emergence from Chapter 11 and basis of presentation

Voluntary petition for reorganization and emergence from Chapter 11

On June 28, 2001, the predecessor company, Laidlaw Inc. (the “Predecessor Company”) and five of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. 101-1330 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Western District of New York (the “Bankruptcy Court”). The other Debtors included: Laidlaw USA, Inc. (“Laidlaw USA”), Laidlaw Investments Ltd. (“LIL”), Laidlaw International Finance Corporation (“LIFC”), Laidlaw One, Inc. (“Laidlaw One”), and Laidlaw Transportation, Inc. (“LTI”). In addition, the Predecessor Company and LIL commenced Canadian insolvency proceedings under the Canada Companies’ Creditors Arrangement Act (“CCAA”) in the Ontario Superior Court of Justice in Toronto, Ontario (the “Canadian Court”). None of the Predecessor Company’s operating subsidiaries were included in the filings.

The Predecessor Company reorganized its affairs under the protection of the Bankruptcy Code and the CCAA and proposed a plan of reorganization (the “Plan”) for itself and the other Debtors. On February 27, 2003, the Bankruptcy Court entered an order confirming the Plan. On February 28, 2003, the Canadian Court issued an order recognizing the Bankruptcy Court’s confirmation order and implementing it in Canada with respect to the Predecessor Company’s Canadian insolvency proceeding. The Plan provided for the satisfaction of claims against and interests in the Predecessor Company and the other Debtors, including the liabilities subject to compromise. On June 6, 2003, the Predecessor Company received final financing commitments and on June 23, 2003, the Company (as defined below) emerged from bankruptcy protection. In accordance with the terms of the Plan, the Predecessor Company engaged in an internal restructuring that resulted in the transfer, directly or indirectly, of all the assets of the Predecessor Company to LIL which domesticated into the United States as a Delaware corporation and changed its name to Laidlaw International, Inc. (the “Company”).

As part of the emergence from chapter 11, the Company obtained exit financing of approximately $1.23 billion, including $200.0 million available under a revolving line of credit (see Note 10). Approximately $1.0 billion of this financing was used to fund a portion of the distributions to the Predecessor Company’s creditors. In addition, the Company issued 100.0 million shares of new common stock for distribution to the Predecessor Company’s creditors and 3.8 million shares of new common stock to the Pension Benefit Guaranty Corporation (See Note 11). Consistent with the Plan, the Predecessor Company’s common and preference stock was cancelled as of June 23, 2003.

As a result of the Plan becoming effective, the following liabilities that were subject to compromise were discharged by the Bankruptcy Court and Canadian Court:

Accrued liabilities	$11.3
Derivative liabilities	89.5
Safety-Kleen Corp. (“Safety-Kleen”) related liabilities	302.3
Accrued interest payable	370.7
Unsecured debt	3,203.3

$3,977.1

As satisfaction of the liabilities subject to compromise, the Predecessor Company’s creditors received $1,185.0 million in cash and the 100.0 million common shares, with a value of $1,309.3 million. The resulting $1,482.8 million gain on discharge of debt has been recorded in the Consolidated Statement of Operations for the period from September 1, 2002 through May 31, 2003.

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and all figures are presented in U.S. dollars. Except as indicated in Note 26, the consolidated financial statements conform, in all material respects, with accounting principles generally accepted in Canada (“Canadian GAAP”).

Note 2 — Fresh Start accounting

The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). For financial reporting purposes, the effective date of the Plan was considered to be June 1, 2003. In accordance with the principles of fresh start accounting, the Company has adjusted its assets and liabilities to their estimated fair values as of June 1, 2003 with the excess of the Company’s reorganization value over the fair value of its tangible and identifiable intangible assets and liabilities reported as goodwill in the Consolidated Balance Sheets. The net effect of all fresh start accounting adjustments resulted in a loss of $609.6 million, which is reflected as an adjustment to the Predecessor Company’s results for the period from September 1, 2002 through May 31, 2003.

In accordance with SOP 90-7, management determined the reorganization value of the Company. The methodology employed involved the estimation of an enterprise value. With the assistance of independent specialists, management determined that the enterprise value was within a range of $2.4 billion to $3.2 billion, with approximately $2.8 billion representing management’s best estimate of the Company’s enterprise value. The enterprise value was based on the consideration of many factors such as the industries in which the Company operates, the general economic conditions that impact the Company and application of certain valuation methods, including a discounted cash flow analysis using projected financial information, an analysis of comparable publicly traded company multiples and a comparable acquisitions analysis. The determination of the enterprise value and the allocations to the underlying assets and liabilities were based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. The Company’s debt, pension obligations and shareholders’ equity is equal to the enterprise value.

Due to the changes in the financial structure of the Company and the application of fresh start accounting as a result of the consummation of the Plan, the consolidated financial statements of the Company issued subsequent to the Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor Company prior to the Plan implementation. A black line has been drawn on the accompanying Consolidated Financial Statements to separate and distinguish between the Company and the Predecessor Company.

The effects of the application of fresh start accounting and the debt restructuring on the Predecessor Company’s condensed consolidated balance sheet are as follows:

	Predecessor
	Company	Debt		Fresh-Start		Fresh Start
($ millions)	May 31, 2003	Restructuring		Adjustments		June 1, 2003

Assets
Current assets
Cash and cash equivalents	$390.3	($366.9	)(a)	$—		$23.4
Restricted cash and cash equivalents	44.7	—		—		44.7
Deferred income tax assets	—	—		80.9	(f)	80.9
Other current assets	856.4	3.0	(a)	(0.6	)(b)	858.8

Total current assets	1,291.4	(363.9)		80.3		1,007.8
Long-term investments	469.0	114.0	(a)	(2.6	)(b)	580.4
Property & equipment	1,701.8	—		(72.9	)(c)	1,628.9
Goodwill	781.9	—		(598.8	)(d)	183.1
Contracts and customer relationships	—	—		221.0	(e)	221.0
Deferred income tax assets	—	—		195.5	(f)	195.5
Pension asset	16.8	—		(16.8	)(g)	—
Deferred charges and other assets	20.0	46.9	(a)	11.7	(b)	78.6

Total assets	$4,280.9	($203.0)		($182.6)		$3,895.3

Liabilities
Current liabilities
Current portion of long-term debt	$65.8	$25.0	(a)	($1.8	)(h)	$89.0
Other current liabilities	632.4	6.4	(a)	(9.0	)(b)(j)	629.8

Total current liabilities	698.2	31.4		(10.8)		718.8
Long-term debt	192.5	1,000.6	(a)	(43.0	)(h)	1,150.1
Pension liability	247.6	(50.0	)(a)	27.5	(g)	225.1
Other long-term liabilities	418.4	—		73.6	(i)(j)	492.0
Liabilities subject to compromise	3,977.1	(3,977.1	)(a)	—		—

Total liabilities	5,533.8	(2,995.1)		47.3		2,586.0

Shareholders’ equity (deficiency)
Common shares and share premium	—	1,359.3	(a)	—		1,359.3
Common shares held in trust	—	(50.0	)(a)	—		(50.0)
Predecessor common shares	2,222.6	—		(2,222.6	)(k)	—
Predecessor preference shares	7.9	—		(7.9	)(k)	—
Accumulated other comprehensive loss	(379.7)	—		379.7	(k)	—
Deficit	(3,103.7)	1,482.8	(a)	1,620.9	(k)	—

Total shareholders’ equity (deficiency)	(1,252.9)	2,792.1		(229.9)		1,309.3

Total liabilities & shareholders’ equity (deficiency)	$4,280.9	($203.0)		($182.6)		$3,895.3

a)	Reflects the settlement of liabilities subject to compromise by way of cash payments and the issuance of common shares, the $50.0 million contribution to the pension plans of Greyhound Lines, Inc. (“Greyhound”), a subsidiary of the Company, as well as, the contributions of common shares to the Pension Plan Trust (as defined in Note 11). Reflects $14.0 million of additional collateral required by entities insuring the Company’s bid and performance bonds and the $100.0 million of collateral required for the LOC Facility (as defined in Note 6). Also reflects the entry into the new senior secured credit facility and issuance of the notes (see Note 10), net of fees and expenses of $48.5 million.

b)	Adjusts miscellaneous assets and liabilities to their fair values.

c)	Adjusts property & equipment to reflect the fair value of the assets based on independent appraisals.

d)	Eliminates the Predecessor Company’s historical goodwill and record the excess of reorganization value over the fair value of the Company’s tangible and identifiable intangible assets (goodwill).

e)	Reflects management’s estimate, with the assistance of independent specialists, of the fair value of the contracts and customer relationships held at June 1, 2003 based upon existing contract lives and expected renewal rates.

f)	Records the net deferred income tax assets of the Company based on the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 109.

g)	Records the excess of the projected benefit obligation over the fair value of the plans’ assets based on independent actuarial reports.

h)	Reflects the fair value of the Company’s long-term debt based on its trading value or by discounting non-traded debt at current borrowing rates.

i)	Adjusts the Company’s accident claims and professional liability reserves to their fair value by applying a risk premium and discounting at a risk-free rate.

j)	Records the operating leases at their fair value based on independent valuations and the current borrowing rate of the Company.

k)	Reflects the cancellation of the Predecessor Company’s common and preference shares and the elimination of the accumulated other comprehensive loss and deficit.

Note 3 —	Summary of significant accounting policies

A summary of significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company or of the Predecessor Company and all of their respective subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue recognition

Education Services, Public Transit Services and Greyhound

Revenue is recognized at the time services are provided. Revenue collected in advance on contracts and tickets is deferred and taken into income as the services are provided.

Healthcare Transportation Services and Emergency Management Services (the “Healthcare Businesses”)

Revenue is recognized at the time of service and is recorded at amounts estimated to be recoverable, based upon recent experience, under reimbursement arrangements with third-party payors, including Medicare, Medicaid, private insurers, managed care organizations and hospitals, or directly from patients. The Company derives approximately 40% of its collections in the Healthcare Businesses from Medicare and Medicaid, 8% from contracted hospitals, 36% from private insurers, including prepaid health plans and other sources, and 16% directly from patients.

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided.

Cash and cash equivalents

Cash and cash equivalents include short-term investments that are part of the Company’s cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

Parts and supplies

Parts and supplies are valued at the lower of cost, determined on a first-in, first-out basis and replacement cost. This approximates fair value.

Long-term investments

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component of shareholders’ equity. The cost of securities sold is based on the specific identification method.

Investments in shares of companies over which the Company has significant influence are accounted for by the equity method. Equity earnings are recorded to the extent that any increase in the carrying value is determined to be realizable. Other long-term investments are carried at cost.

As at June 1, 2003, the Company’s long-term investments were recorded at their fair value.

Property and equipment

Property and equipment of the Predecessor Company was recorded at cost, including interest during construction, if any. In accordance with fresh start accounting, property and equipment were reflected at their fair values as of June 1, 2003. Additions to property and equipment subsequent to this date are recorded at cost. Depreciation of property and equipment is recorded on a straight-line basis over their estimated useful lives, which range from twenty to forty years for buildings, five to eighteen years for vehicles, and three to ten years for all other items. Depreciation of education services vehicles during the year is based on usage. Maintenance costs are expensed as incurred and renewals and improvements are capitalized.

Goodwill

The Company’s goodwill balance at August 31, 2003 and June 1, 2003 represents the excess of the Company’s reorganization value over the aggregate fair value of the Company’s tangible and identifiable intangible net assets upon emergence from bankruptcy.

The Predecessor Company’s goodwill represented the excess of cost over fair value of identifiable net assets as prescribed by the purchase method for business acquisitions reduced by amortization and goodwill impairments. For the years ended August 31, 2002 and August 31, 2001, goodwill was amortized on a straight-line basis over 40 years.

Effective September 1, 2002, the Predecessor Company adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” and as a result, the Predecessor Company ceased to amortize goodwill. SFAS No.142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. As a result of this review, on September 1, 2002, the Predecessor Company recorded a non-cash charge in the Statement of Operations of $2,205.4 million as a cumulative effect of change in accounting principle (See Note 8).

Contracts and customer relationships

At August 31, 2003, the Company’s contracts and customer relationships represent the amortized fair value of such assets held by the Company at June 1, 2003 (the “Fresh Start Contract Assets”) and the amortized cost of the contracts (the “Purchased Contract Assets”) purchased through acquisition or otherwise subsequent to June 1, 2003.

The Fresh Start Contract Assets are amortized on a straight-line basis over the average length of the contracts and the expected contract renewal periods, which range from ten to fifteen years. The Purchased Contract Assets are amortized on a straight-line basis over the length of the contracts, generally ranging from three to five years as the acquisition price is determined based on the remaining term of the contract.

Deferred charges and other assets

Deferred charges and other assets are primarily comprised of deferred financing costs, long term deposits and radio frequency licenses. The deferred financing costs are amortized over the term of the financing to which the costs relate, which range from five to eight years. The radio frequency licenses, totaling $12.0 million (June 1, 2003 — $12.0 million, Predecessor Company – August 31, 2002 — $NIL), are considered to be indefinite lived intangible assets and as such, are not amortized. The radio frequency licenses will be reviewed for impairment on an annual basis.

Impairment of long-lived assets other than goodwill and other indefinite lived intangibles

Long-lived assets other than goodwill and other indefinite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors, which could trigger impairment review, include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other indefinite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flows.

Defined benefit pension plans

The costs of pension benefits are actuarially determined using the projected benefit method pro-rated on service and management’s best estimate of expected plan investment performance, salary escalation, retirement ages of employees and mortality tables. For the purpose of calculating the expected return on plan assets, those assets are valued at a market-related value. The net actuarial gain or loss in excess of 10 percent of the greater of the benefit obligation and the market-related value of plan assets is amortized over the average remaining service period of participating employees for active plans and average remaining life expectancy of retired participants for frozen plans. In accordance with fresh start accounting, the pension liabilities were reflected at their fair values as of June 1, 2003.

Claims liabilities and professional liability reserves

The Company generally retains liability for auto, general and workers’ compensation claims for the first $5 million of any one occurrence and self-insures professional liability claims.

The Predecessor Company established reserves for these claims based upon an assessment of actual claims and claims incurred but not reported, discounted at a rate commensurate with the historic rate of return earned on the long-term investments held to support payment of the claims. The reserves were developed using actuarial principles and assumptions that considered a number of factors, including historical claim payment patterns and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. As described in Note 2, upon the adoption of fresh start accounting, the pre-emergence claims liabilities and professional liability reserves were adjusted to their fair value at June 1, 2003, using a risk free discount rate (4%) and further providing for a risk premium in the reserve. For periods after June 1, 2003, the Company will continue to evaluate and record the liability for pre-emergence claims with a risk premium and discounted at 4%. Claims (other than auto and general liability claims) that arose after June 1, 2003, are discounted as described above for the Predecessor Company. Auto and general liability claims are not discounted.

Investment income earned on the investments of the wholly owned insurance subsidiaries has been offset against the costs related to the Company’s self-insurance program and are included as part of “accident claims and professional liability expenses” in the Consolidated Statements of Operations. The accretion of imputed interest from the discounting of the reserves is also included as part of these expenses.

Foreign currency translation

The financial statements of the Company’s non United States dollar denominated subsidiaries and the financial statements of the Predecessor Company and its non United States dollar denominated subsidiaries have been translated into U.S. dollars in accordance with the SFAS No. 52, “Foreign Currency Translation”. All balance sheet amounts have been translated using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the weighted average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from period to period have been reported as a component of “Other comprehensive loss”. Currency transaction gains and losses are immaterial for all periods presented.

Financial instruments

The Company’s cash and cash equivalents, restricted cash and cash equivalents, short-term deposits and marketable securities, accounts receivable, other receivables, accounts payable, accrued liabilities, liabilities subject to compromise, other long-term liabilities and long-term debt constitute financial instruments. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout North America. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

The Company may use derivative financial instruments for purposes other than trading to minimize the risk and costs associated with financing and operating activities. Contracts that effectively meet risk reduction and correlation criteria are recorded using hedge accounting. There were no derivative financial instruments used in any of the periods presented.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided for those deferred income tax assets for which it is more likely than not that the related benefits will not be realized.

The utilization of benefits in excess of the amount recorded as deferred income tax assets at June 1, 2003 would reduce goodwill and other intangibles in existence at that date until exhausted and thereafter, would be reported as an addition to share premium.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingencies. Future events could alter such estimates.

In addition to the use of estimates in the recording of the Healthcare Businesses’ revenue and deferred income tax valuation allowances as described above, the Company uses third-party actuaries and assumptions of future events in estimating the claims liability reserves and future pension obligations. As a result of using assumptions, there is a reasonable possibility that the recorded Healthcare Businesses’ revenue, deferred income tax assets, claims liabilities and pension liability could change materially.

Recent accounting pronouncements

There are no recent accounting pronouncements that would have a material effect on the Company’s results or financial position if they were presently applicable.

Note 4 — Restricted cash and cash equivalents and short-term investments

Restricted cash and cash equivalents of $39.4 million (June 1, 2003 — $44.7 million, Predecessor Company — August 31, 2002 — $75.8 million) and short-term deposits and marketable securities of $42.0 million (June 1, 2003 — $32.3 million, Predecessor Company — August 31, 2002 — $16.1 million) are assets of the Company’s wholly owned insurance subsidiaries and are used to support the current portion of claims liabilities under the Company’s self-insurance program. If these amounts are withdrawn from the subsidiaries, they will have to be replaced by other suitable financial assurances. Given these restrictions, management has concluded that such cash and cash equivalents and short-term deposits and marketable securities of the insurance subsidiaries are restricted.

Note 5 — Accounts receivable and revenue

The trade accounts receivable is net of an allowance for doubtful accounts of $5.6 million (June 1, 2003 — $5.4 million, Predecessor Company — August 31, 2002 — $ 4.6 million) in the Education services, Public Transit services and Greyhound businesses and net of $527.9 million (June 1, 2003 — $504.9 million, Predecessor Company — August 31, 2002 — $468.6 million) of allowances for uncompensated care and contractual allowances in the Healthcare Businesses.

Revenue for the Healthcare Businesses are reported net of allowances for uncompensated care and contractual allowances.

Note 6 — Long-term investments

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,
($ millions)	2003	2003	August 31, 2002

Investments of insurance subsidiaries	$301.1	$329.6	$252.3
Letter of credit facility cash collateral	100.0	100.0	—
Other restricted investments	130.5	127.6	142.7
Other	21.9	23.2	22.9

	$553.5	$580.4	$417.9

The investments of the insurance subsidiaries are used to support the Company’s self-insurance program. The investments are comprised principally of government securities and investment grade debt securities. If these amounts are withdrawn from the subsidiaries, they will have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Prior to fiscal 2002, these investments were designated to be held to maturity. Since then, these investments were designated as available for sale, which resulted in the recognition of a gain of $4.4 million in other comprehensive income in fiscal 2002.

Upon emergence from bankruptcy, the Company entered into a $100.0 million cash-collateralized letter of credit facility expiring in June 2009 (the “LOC Facility”) as part of the senior secured credit facility (See Note 10). The cash collateral must be maintained for the duration of the LOC Facility.

The majority of the other restricted investments relate to collateral required by the entities insuring the Company’s bid and performance bonds.

Note 7	—	Property and equipment

				Fresh Start			Predecessor Company

($ millions)	August 31, 2003			June 1, 2003			August 31, 2002

		Accumulated			Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net	Cost	Depreciation	Net

Land	$184.3	$—	$184.3	$183.8	$—	$183.8	$162.2	$—	$162.2
Buildings	151.1	4.2	146.9	142.4	—	142.4	284.3	109.5	174.8
Vehicles	1,228.4	31.2	1,197.2	1,161.7	—	1,161.7	2,128.3	953.0	1,175.3
Other	153.6	12.2	141.4	141.0	—	141.0	417.2	251.8	165.4

	$1,717.4	$47.6	$1,669.8	$1,628.9	$—	$1,628.9	$2,992.0	$1,314.3	$1,677.7

Note 8	—	Goodwill

Effective September 1, 2002, the Predecessor Company adopted SFAS 142 and, as a result, the Predecessor Company ceased to amortize goodwill. SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. To determine estimated fair value of the reporting units, the Predecessor Company utilized independent valuations of the underlying businesses.

During the three months ended November 30, 2002, the Predecessor Company completed the transitional impairment assessment as required by SFAS 142 and determined that a significant portion of its goodwill was impaired as at September 1, 2002. As a result, the Predecessor Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of change in accounting principle.

In connection with adopting SFAS 142, the Predecessor Company reassessed the useful lives and classifications of its identifiable assets other than goodwill and determined that the useful lives and classifications continued to be appropriate.

The changes in the carrying amount of goodwill by segment for the periods from September 1, 2002 through May 31, 2003 and from June 1, 2003 through August 31, 2003, are as follows:

		Public		Healthcare	Emergency
	Education	Transit		Transportation	Management
($ millions)	Services	Services	Greyhound	Services	Services	Total

Balance as of August 31, 2002	$557.7	$99.0	$482.9	$1,328.7	$508.5	$2,976.8
Impairment loss	(54.5)	(99.0)	(482.9)	(1,146.0)	(423.0)	(2,205.4)
Other	9.3	—	—	—	1.2	10.5
Fresh start adjustment	(329.4)	—	—	(182.7)	(86.7)	(598.8)

Balance as of June 1, 2003 and August 31, 2003	$183.1	$—	$—	$—	$—	$183.1

Actual results of operations for the periods from September 1, 2002 through May 31, 2003 and from June 1, 2003 through August 31, 2003 and pro forma results of operations for the years ended August 31, 2002 and August 31, 2001, had the goodwill not been amortized in these periods in accordance with the provisions of SFAS 142, are as follows:

		Predecessor Company

	For the	For the
	period from	period from
	June 1, 2003	September 1, 2002	For the	For the
	through	through	Year ended	year ended
	August 31,	May 31,	August 31,	August 31,
($ millions)	2003	2003	2002	2001

Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	($9.9)	$992.6	$14.9	($246.5)
Add: goodwill amortization	—	—	87.1	85.5

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	(9.9)	992.6	102.0	(161.0)
Cumulative effect of change in accounting principle	—	(2,205.4)	—	—

Adjusted income (loss) from continuing operations	(9.9)	(1,212.8)	102.0	(161.0)
Income from discontinued operations	—	—	—	1,672.4

Adjusted net income (loss)	($9.9)	($1,212.8)	$102.0	$1,511.4

Actual basic and diluted income (loss) per share for the periods from September 1, 2002 through May 31, 2003 and from June 1, 2003 through August 31, 2003 and pro forma basic and diluted earnings per share for the years ended August 31, 2002 and August 31, 2001, had the goodwill not been amortized in these periods in accordance with the provision of SFAS 142, are as follows:

		Predecessor Company

	For the	For the
	period from	period from
	June 1, 2003	September 1, 2002	For the	For the
	through	through	Year ended	year ended
	August 31,	May 31,	August 31,	August 31,
($ per share)	2003	2003	2002	2001

Reported income (loss) from continuing operations before cumulative effect of change in accounting principle	($0.10)	$3.05	$0.05	($0.76)
Goodwill amortization	—	—	0.26	0.27

Adjusted income (loss) from continuing operations before cumulative effect of change in accounting principle	(0.10)	3.05	0.31	(0.49)
Cumulative effect of change in accounting principle	—	(6.77)	—	—

Adjusted income (loss) from continuing operations	(0.10)	(3.72)	0.31	(0.49)
Income from discontinued operations	—	—	—	5.13

Adjusted net income (loss)	($0.10)	($3.72)	$0.31	$4.64

Note 9	—	Accrued liabilities

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,
($ millions)	2003	2003	2002

Accrued wages and benefits	$121.0	$122.1	$112.0
Current portion of claims liabilities and professional liability reserves (Note 12)	185.9	188.2	188.2
Accrued vacation pay	44.3	47.6	43.9
Other	154.8	165.3	160.0

	$506.0	$523.2	$504.1

Note 10	—	Long-term debt

	Weighted Average Interest Rate

		Fresh	Predecessor		Fresh	Predecessor
		Start	Company		Start	Company

	August 31,	June 1,	August 31,	August 31,	June 1,	August 31,
($ millions)	2003	2003	2002	2003	2003	2002

$625 million Term B Facility	7.0%	7.0%	—	$618.8	$625.0	$—
10.75% Senior Notes	11.0%	11.0%	—	400.7	400.6	—
Greyhound 11.5% Senior Notes	20.8%	20.8%	10.9%	115.7	113.4	158.0
Greyhound Facility	5.0%	5.0%	—	30.1	48.1	—
Notes and other	9.8%	10.7%	8.7%	49.2	52.0	66.7

Total debt				$1,214.5	$1,239.1	$224.7
Less current portion				69.4 *	89.0	20.3

Long-term debt				$1,145.1	$1,150.1	$204.4

*	Includes $25.0 million related to the Term B Facility and $30.1 million related to the Greyhound Facility

Long-term debt of $1,214.5 million at August 31, 2003 includes $677.8 million of secured debt and $536.7 million of unsecured debt.

Repayment schedule

The aggregate amount of minimum payments required on long-term debt in each of the years indicated is as follows: ($ millions)

Year ending August 31,	2004	$69.9
	2005	36.9
	2006	36.1
	2007	181.2
	2008	144.7
	thereafter	786.3

		$1,255.1
Unamortized discount		(40.6)

Total debt		$1,214.5

Exit Financing

Upon emergence from chapter 11, in June 2003, the Company established a new $825.0 million senior secured credit facility (the “Exit Facility”). This facility consists of a $625.0 million Term B facility (the “Term B Facility”) due June 2009, ($100.0 million of the proceeds from the Term B Facility is cash collateral for a $100.0 million letters of credit facility) and a $200.0 million senior secured revolving credit facility (the “Revolver”) due June 2008. The Term B Facility provides for a mandatory $6.25 million quarterly principal repayments beginning June 2003 through March 2008 followed by four $125.0 million quarterly repayments. Interest paid on the Term B facility is charged at Base Rate +4% or LIBOR +5%. The Term B Facility and the Revolver are guaranteed, for the U.S. dollar borrowings, by the Company and all of the U.S. subsidiaries, except Greyhound and its subsidiaries, Hotard Coaches, Inc. and Interstate Leasing, Inc. (the “Excluded Subsidiaries”) and any of the Company’s subsidiaries that are in the business of insurance and for the Canadian dollar borrowings, by the guarantors of the U.S. dollar borrowings and the Canadian subsidiaries. The Term B Facility and the Revolver are secured, on a senior secured basis, by the assets of the Company and all of its subsidiaries except the Excluded Subsidiaries.

The Revolver, with a $35.0 million letter of credit sub-facility and a $35.0 million sub-limit for Canadian dollar borrowings and Canadian dollar letters of credit for use by the Canadian subsidiaries of the Company, was established to fund the Company’s working capital and letter of credit needs. Interest is charged at Base Rate +3.5% or LIBOR Rate +4.5% for the initial six month period beginning June 2003 through to December 2003. Thereafter, a percentage per annum determined by reference to a leverage ratio, as defined in the credit facility agreement, will be applied. The range of rates is as follows: Base Rate +3.25% to 3.75%; LIBOR Rate +4.25% to 4.75%; Bankers Acceptance Rate +4.25% to 4.75%. As at August 31, 2003, $38.0 million was drawn on the Revolver for the issuance of letters of credit and $92.3 million was reserved for guarantee obligations on Greyhound vehicle leases, leaving availability of $69.7 million.

Under the terms of the Exit Facility the Company is required to meet certain financial covenants including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of August 31, 2003, the Company was in compliance with all such covenants.

Also as a result of emergence from chapter 11, in June 2003 the Company issued $406.0 million of Senior Notes due 2011 at a discount for net proceeds of $400.6 million. The notes bear interest at a rate of 10.75% payable semi-annually beginning on December 15, 2003 and are unsecured. The Company may redeem some or all of the notes at any time after June 15, 2007. The notes are guaranteed by the Company’s subsidiaries other than the Excluded Subsidiaries, the Canadian subsidiaries and any of the Company’s subsidiaries that are in the business of insurance.

Greyhound 11 1/2% Senior Notes

The Greyhound 11 1/2% Senior Notes due 2007 (the “11 1/2% Senior Notes”) bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of Greyhound in whole or in part, at any time on or after April 15 of the year indicated, at redemption prices of 103.834% in calendar 2003, 101.917% in calendar 2004 and 100% in calendar 2005 and thereafter, plus any accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of Greyhound to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of August 31, 2003, Greyhound was in compliance with all such covenants. On June 1, 2003, the 11 1/2% Senior Notes were recorded at the notes’ estimated fair value of $113.4 million, resulting in a 20.8% effective interest rate.

The Greyhound Facility

In October 2000, Greyhound entered into a revolving credit facility to fund working capital needs and for general corporate purposes. On May 14, 2003, Greyhound entered into an amended and restated revolving credit facility superceding the previous facility (the “Greyhound Facility”). Letters of credit or borrowings are available under the Greyhound Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at August 31, 2003, aggregated to $113.8 million) subject to a maximum of $125.0 million, inclusive of a $70.0 million letter of credit sub-facility. Borrowings under the Greyhound Facility are available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by Greyhound. Letter of Credit fees are 3.5% per annum. Borrowings under the Greyhound Facility mature on October 24, 2004. The Greyhound Facility is secured by liens on substantially all of the assets of Greyhound and the stock and assets of certain of its subsidiaries. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investment and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness of equity interest, payment of dividends and transactions with affiliates, including the Company. As of August 31, 2003, Greyhound was in compliance with all such covenants.

Based upon Greyhound’s current financial forecast management is unable to predict with reasonable assurance whether Greyhound will remain in compliance with the terms of the Greyhound Facility for the remainder of calendar 2003 and 2004. Management is closely monitoring this situation and intends on requesting covenant amendments should it appear likely such amendments will be necessary to remain in compliance with the covenants. In addition, Greyhound will be seeking an extension of this facility prior to its current maturity. Although Greyhound has been successful in obtaining necessary amendments and extensions to the Greyhound Facility in the past, there can be no assurances that they will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Greyhound Facility would not have a material effect on Greyhound or the Company. If unsuccessful, this may impact Greyhound’s ability to continue as a going concern. If the “going concern” basis on which Greyhound Lines, Inc.’s consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound Lines, Inc. Accordingly, if such changes were made to Greyhound Lines, Inc.’s consolidated financial statements, significant adjustments would be required to our consolidated financial statements and we may be required to honor certain Greyhound Lines, Inc. lease commitments and pension obligations. We believe that this would have no material impact on our financial condition.

As of August 31, 2003, the Company had $30.1 million cash borrowings under the Greyhound Facility, and issued letters of credit of $46.7 million and had availability of $37.0 million.

Although at the balance sheet dates the maturity of the Greyhound Facility extended beyond one year, because the agreement provides that a material adverse change at Greyhound could be considered an event of default, generally accepted accounting principles requires that the borrowings under this Greyhound facility be classified as short-term obligations.

Debtor-in-possession facility

To ensure sufficient liquidity to meet ongoing operating needs, the Predecessor Company obtained debtor-in-possession financing from General Electric Capital (the “DIP Facility”) while in Chapter 11 proceedings. The maximum aggregate borrowing available under the DIP Facility was $200.0 million and it was guaranteed by certain of the Predecessor Company’s direct and indirect subsidiaries located in the United States and Canada (other than Greyhound and its subsidiaries and joint ventures). The term of the DIP Facility expired in June 2003 upon prepayment in full of all amounts outstanding under the DIP Facility and the termination of the lenders’ commitments thereunder. On June 23, 2003, $41.6 million of letters of credit issued under the DIP Facility were replaced with letters of credit issued under the Exit Facility.

Note 11 — Pension plans

Subsidiaries of the Company sponsor 13 (August 31, 2002 — 13) defined benefit pension plans. Four plans relate to Greyhound Canada Transportation Corp. and cover employees represented by The Canadian Auto Workers Union and the Amalgamated Transit Union (“ATU”) and all non-unionized employees meeting certain eligibility requirements. A fifth plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics of Greyhound represented by the International Association of Machinists and Aerospace Workers. The remaining eight plans are single employer pension plans maintained in the United States by Greyhound (the “Greyhound U.S. Plans”). The largest of the Greyhound U.S. Plans (the “ATU Plan”) covers approximately 14,000 current and former Greyhound employees, fewer than 1,000 of whom are active employees. The ATU Plan was closed to new participants on October 31, 1983, and service and wage accruals were frozen for active employees effective March 15, 2002. Other Greyhound U.S. Plans include two plans that cover salaried employees of Greyhound through May 7, 1990, and substantially all employees at Vermont Transit Company through June 30, 2000, when the plans were curtailed. The remaining five Greyhound U.S. Plans are active plans that cover salaried and hourly personnel of other Greyhound subsidiaries. Except as described below, it is the Company’s policy to fund the minimum required contribution under existing laws.

		Predecessor
		Company

	August 31,	May 31,	August 31,
($ millions)	2003	2003	2002

Change in Benefit Obligation:
Benefit obligation at beginning of period	$954.8	$805.4	$828.6
Service cost	1.4	4.8	6.6
Interest cost	14.2	41.5	59.1
Plan participants’ contributions	—	0.2	0.2
Plan amendments	(1.5)	—	(8.0)
Actuarial loss (gain)	(11.2)	172.8	3.4
Benefits paid	(1.7)	(85.6)	(83.6)
Foreign exchange	1.7	15.7	(0.9)

Benefit obligation at end of period	$957.7	$954.8 *	$805.4

Change in Plan Assets:
Fair value of plan assets at beginning of period
Actual return on plan assets	$679.7	$749.4	$838.8
Employer contributions	2.5	(7.0)	(10.7)
Plan participants’ contributions	51.2	6.0	4.3
Benefits paid	0.6	1.7	1.7
Foreign exchange	(1.7)	(85.6)	(83.6)
	1.7	15.2	(1.1)

Fair value of plan assets at end of period	$734.0	$679.7 *	$749.4

Funded status	($223.7)	($275.1)	($56.0)
Unrecognized transition asset	—	—	(10.1)
Unrecognized prior service costs	—	—	(8.2)
Unrecognized net loss (gain)	(2.0)	—	112.2
Funding after measurement date	—	50.0	—

Prepaid benefit cost (accrued benefit liability)	($225.7)	($225.1) *	$37.9

* As adjusted to include fresh start accounting adjustments

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,
($ millions)	2003	2003	2002

Allocated on the balance sheet as follows:
Pension asset	$—	$—	$10.8
Pension liability	(225.7)	(225.1)	(64.8)
Accumulated other comprehensive loss	—	—	91.9

	($225.7)	($225.1)	$37.9

The Company is required to record an additional minimum pension liability when the pension plans’ accumulated benefit obligation exceed the plans’ assets by more than the amounts previously accrued for as pension costs. These charges are recorded as a reduction to shareholders’ equity, as a component of accumulated other comprehensive loss. As more fully described in Note 2, upon the adoption of fresh start accounting all components of accumulated other comprehensive loss were eliminated as of June 1, 2003 and the pension liability was recorded at its fair value, which was the same as the funded status of the plans. Accordingly, the Company reversed as a fresh start adjustment the accumulated other comprehensive loss of $268.3 million relating to the pension liability that had been recorded at May 31, 2003 by the Predecessor Company.

The Greyhound U.S. Plans, except for one small plan, have an annual measurement date of May 31, while the Greyhound Canada Transportation Corp. plans have an annual measurement date of June 30.

Nine of the Company’s pension plans (June 1, 2003 — nine, Predecessor Company — August 31, 2002 — nine) have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets are $805.5 million, $802.9 million and $583.9 million, respectively, as of August 31, 2003 (June 1, 2003 — $805.1 million, $802.6 million and $533.7 million, respectively, Predecessor Company — August 31, 2002 — $687.3 million, $685.3 million and $618.7 million, respectively). Twelve of the Company’s pension plans (June 1, 2003 — twelve, Predecessor Company — August 31, 2002 — nine) have projected benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets are $949.8 million, $932.0 million and $723.7 million, respectively, as of August 31, 2003 (June 1, 2003 — $947.0 million, $929.5 million and $669.6 million, respectively, Predecessor Company — August 31, 2002 — $687.3 million, $685.3 million and $618.7 million, respectively).

Assets of the various plans consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

In determining the benefit obligations and service costs for the Company’s defined benefit pension plans, the following assumptions were used:

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,	August 31,
($ millions)	2003	2003	2002	2001

Weighted-average assumptions for end of period disclosure:
Discount rate	5.9%	5.9%	7.2%	7.4%
Rate of salary progression	3.5%	3.5%	3.9%	3.9%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.3%	7.9%

		Predecessor Company

	For the period	For the period
	June 1,	September 1,
	2003	2002	For the year	For the year
	Through	Through	ended	ended
	August 31,	May 31,	August 31,	August 31,
($ millions)	2003	2003	2002	2001

Components of net periodic pension (income) costs:
Service cost	$1.4	$4.8	$6.6	$8.3
Interest cost	14.2	41.5	59.1	59.6
Expected return on assets	(12.7)	(37.5)	(58.7)	(61.9)
Amortization	(1.0)	0.7	(0.6)	(1.5)

Net periodic pension (income) cost	$1.9	$9.5	$6.4	$4.5

PBGC Agreement and Pension Plan Funding Requirements

The Company, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), are party to an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding levels of the Greyhound U.S. Plans (the “PBGC Agreement”). Under the PBGC Agreement, during June 2003 the Laidlaw Group contributed $50 million in cash to the Greyhound U.S. Plans. Additionally, the Company issued 3.8 million shares of common stock to a trust formed for the benefit of the Greyhound U.S. Plans (the “Pension Plan Trust”). The voting privilege of these shares is at the discretion of the Company’s board of directors. The fair value of the common stock was estimated to be $50 million based upon third party valuations provided to the Company in connection with the bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock at the Company’s direction, but in no event later than December 31, 2004. All proceeds from the stock sales will be contributed directly to the Greyhound U.S. Plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans by December 31, 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations. The PBGC has a second priority lien on the assets of the Company’s operating subsidiaries (other than Greyhound) in the amount of the remaining commitment under the PBGC Agreement. At August 31, 2003, all 3.8 million shares of common stock of the Company remained in the Pension Plan Trust. Based upon the closing price of the common stock on the over-the-counter market in the United States as posted on the OTC Bulletin Board, the shares had an aggregate quoted market value of $45.2 million at November 17, 2003. The 3.8 million common shares held in the Pension Plan Trust have been accounted for as treasury shares at August 31, 2003.

The ATU Plan represents approximately 75% of the total plan assets and benefit obligation as at August 31, 2003. Based upon current regulations and plan asset values at August 31, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, new regulations will not prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Laidlaw Group being required to make significant additional minimum funding contributions in the future.

Note 12 — Other long-term liabilities

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,
($ millions)	2003	2003	2002

Claims liabilities	$360.0	$362.4	$258.9
Professional liability reserves	70.3	62.3	48.9
Other	66.5	67.3	69.5

	$496.8	$492.0	$377.3

Claims liabilities

The Company’s $532.7 million (current liabilities of $172.7 million and non-current liabilities of $360.0 million) of claims liabilities at August 31, 2003 (June 1, 2003, — $535.7 million, Predecessor Company — August 31, 2002 — $444.1 million) represent reserves for auto, general and workers’ compensation claims up to the deductible amount under the Company’s insurance programs. The total claims liabilities represent non-discounted reserves of $547.1 million (June 1, 2003 — $548.4 million, Predecessor Company — August 31, 2002 — $508.2 million). At August 31, 2003, the total claims liabilities reflect the estimated fair value of liabilities for claims incurred prior to June 1, 2003 (based on the methodology as described in Note 3) and the estimated liability for claims incurred subsequent to June 1, 2003 discounted at 5.5%, except for auto and general liability claims which have not been discounted. The June 1, 2003 claims liability reflects the estimated fair value of liabilities for claims incurred prior to June 1, 2003. On June 1, 2003, a fresh start adjustment of $51.1 million was recorded to increase the liabilities to their estimated fair value based on the methodology as described in Note 3. The August 31, 2002 claims liabilities were discounted at 5.5%. Generally, the Company retains liability for auto, general and workers’ compensation claims for the first $5 million of any one occurrence. As a result, the Company’s exposure is generally for the first $5 million of any one occurrence with third-party insurance to minimize exposure on losses in excess of $5 million. These insurance arrangements are utilized to limit maximum loss and provide greater diversification of risk. The current portion of these liabilities represents the payments expected to be made during the next 12 months.

Professional liability reserves

The Company’s $83.5 million (current liabilities of $13.2 million and non-current liabilities of $70.3 million) of professional liability reserves at August 31, 2003 (June 1, 2003 — $77.2 million, Predecessor Company — August 31, 2002 — $51.9 million) represent reserves for professional liability claims, less expected recoveries related to the Predecessor Company’s insurance programs. The total professional liability reserve represents non-discounted reserves of $84.3 million (June 1, 2003 — $77.2 million, Predecessor Company — August 31, 2002 — $59.1 million). At August 31, 2003, the total professional liability reserves reflect the estimated fair value of liabilities for claims incurred prior to June 1, 2003 (based on the methodology as described in Note 3) and the estimated liability for claims incurred subsequent to June 1, 2003 discounted at 5.5%. The June 1, 2003 reserves reflect the estimated fair value of liabilities for claims incurred prior to June 1, 2003. On June 1, 2003, a fresh start adjustment of $9.9 million was recorded to increase the reserves to their estimated fair value based on the methodology as described in Note 3. The August 31, 2002 reserves were discounted at 5.5%.

Professional liability insurance for up to a limit of $1 million per occurrence is provided to the majority of physicians who are employed or contracted by companies under service agreements with the Company. Although the majority of the professional liability insurance available for physicians is provided in this manner, the contracted physicians may obtain their own professional liability insurance directly or through the contracting hospital with the Company’s consent.

Prior to January 1, 2002, the Predecessor Company procured insurance coverage for professional liability claims on a claims-made basis. A previous insurance program with PHICO Insurance Company (the “PHICO Policies” and “PHICO”), which expired on January 1, 2001, provided an aggregate self-insurance retention for the first $27.0 million of claims incurred and reported during the period October 1, 1997 to January 1, 2001 (which has been fully paid). In December 2000, the Predecessor Company purchased an extended reported policy (“ERP”) from PHICO for the PHICO Policies covering claims reported after January 1, 2001, but incurred during the coverage period of the PHICO policies. The ERP has an aggregate limit of $40.0 million. For calendar 2001, the Company purchased insurance which provides up to $10.0 million of coverage on a first year claims-made basis.

Effective January 1, 2002, the Predecessor Company had and the Company now continues to have self-insured professional liability claims for claims incurred during calendar 2001 and reported on or after January 1, 2002 and for claims occurring on or after January 1, 2002.

On February 1, 2002, the Insurance Commissioner of the Commonwealth of Pennsylvania placed PHICO into liquidation. Those claims arising under the PHICO Policies will be eligible for coverage under individual state guaranty funds, subject to various limitations and exclusions based upon net worth of the insured and the presence of other applicable insurance. The amount of coverage available under each state guaranty fund will vary according to the limits and specific provisions of those funds and some state guaranty funds may deny coverage for any claims under the ERP brought after March 2, 2002. Included in the professional liability reserve is the estimated cost of claims incurred under the PHICO Policies and the ERP that may likely exceed or be excluded from specific state fund guaranty limits or exceed the ERP’s $40.0 million aggregate limit and would be borne by the Company.

Note 13 — Shareholders’ equity

(1)	Capital Stock

(a)	Authorized

500 million Common Shares, par value $0.01 per share, and 50 million Series A Junior Participating Preferred Shares, par value $0.01 per share.

(b)	Shareholder Rights Plan

In connection with the Plan of Reorganization, the Company’s board of directors adopted a shareholder rights plan pursuant to which each outstanding share of the Company’s common shares is accompanied by one preferred share purchase right. The rights expire in 2013 unless they are earlier redeemed, exchanged or amended by the Company’s board of directors.

The rights are not exercisable or transferable apart from the common shares until ten days after a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s common shares or ten business days (or a later date as determined by the Company’s board of directors) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group acquiring beneficial ownership of 15% or more of the Company’s common shares. Once exercisable, each right would separate from the common shares and be separately tradeable.

If a person or group acquires beneficial ownership of 15% or more, with certain exceptions, of the common shares, or if the Company is acquired in a merger or other business combination, each right then exercisable would entitle its holder to purchase, at the exercise price of $75.00 per right, common shares, or the surviving company’s shares if the Company is not the surviving company, with a market value equal to twice the right’s exercise price.

The Company may redeem all (but not less than all) of the rights for a redemption price of $0.01 per right until the rights become exercisable. The Company may also exchange each right for one common share or an equivalent security until an acquiring person or group owns 50% or more of the outstanding common shares.

(c)	Dividends

Under the terms of the Exit Facility, the Company will not be permitted to declare or pay any cash dividends during the term of the Exit Facility.

(d)	Equity and Performance Incentive Plan

The Company’s 2003 Equity and Performance Incentive Plan (the “2003 Plan”) was approved by the Bankruptcy Court on February 27, 2003. The 2003 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, and performance units to officers and employees of the Company. The 2003 Plan also provides for the grant of option rights and restricted stock to non-employee directors. There are 5,000,000 Common Shares available under the 2003 Plan. No participant may be granted more than 500,000 option rights, appreciation rights, deferred shares or restricted shares, or more than $1.0 million worth of performance shares or performance units in any calendar year.

The 2003 Plan is administered by the Board of Directors. The Board of Directors has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards. Generally, with respect to awards granted under the 2003 Plan, (i) option rights, and corresponding appreciation rights, vest ratably over not less than a three-year period, (ii) restricted stock grants are subject to a risk of forfeiture for a period of not less than three years, (iii) deferred shares are subject to a deferral period of not less than one year, and (iv) performance shares and performance units are paid to a plan participant upon the achievement of management objectives specified in the grant measured over a period specified in the grant of not less than one year. If stated in the award, the exercise of option rights, appreciation rights, and restricted stock may also be subject to the achievement of management objectives, as defined in the 2003 Plan. At August 31, 2003, no stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, or performance units were issued.

(e)	Common and preference shares of the Predecessor Company

Prior to the Predecessor Company’s emergence from bankruptcy, there were approximately 325.9 million common shares and 0.5 million preference shares outstanding. Under the approved Plan, the common and preference shares of the Predecessor Company were cancelled.

(f)	Stock option and stock purchase plans of the Predecessor Company

The Predecessor Company had various employee and directors’ stock option plans and employee stock purchase plans that were terminated as a result of the Chapter 11 and CCAA proceedings and the confirmation of the Plan.

(2)	Accumulated other comprehensive loss

Accumulated other comprehensive loss is comprised of the following:

													Deferred
													Income
	Unrealized Gain (Loss) on Securities				Foreign Currency Items				Pension Adjustment				Taxes

		Predecessor Company				Predecessor Company				Predecessor Company

	For the	For the			For the	For the			For the	For the			For the
	period	period			period	period			period	period			Period
	June 1,	Sept. 1,	For the	For the	June 1,	Sept. 1,	For the	For the	June 1,	Sept. 1,	For the	For the	June 1,
	2003	2002	Year	Year	2003	2002	Year	Year	2003	2002	Year	Year	2003
	Through	Through	Ended	Ended	Through	Through	Ended	Ended	Through	Through	Ended	Ended	Through
	August 31,	May 31,	August 31,	August 31,	August 31,	May 31,	August 31,	August 31,	August 31,	May 31,	August 31,	August 31,	August 31,
($ millions)	2003	2003	2002	2001	2003	2003	2002	2001	2003	2003	2002	2001	2003

Beginning balance	$—	$4.6	$0.9	($5.3)	$—	($171.4)	($169.3)	($165.0)	$—	($91.9)	$—	$—	$—
Current period change	(10.0)	9.2	3.7	6.2	(2.6)	46.2	(2.1)	(4.3)	—	(176.4)	(91.9)	—	3.5
Fresh start adjustment	—	(13.8)	—	—	—	125.2	—	—	—	268.3	—	—	—

Ending balance	($10.0)	$—	$4.6	$0.9	($2.6)	$—	($171.4)	($169.3)	$—	$—	($91.9)	$—	$3.5

	Total
	Accumulated Other Comprehensive Loss

		Predecessor Company

	For the	For the
	period	period
	June 1,	Sept. 1,	For the	For the
	2003	2002	Year	Year
	Through	Through	Ended	Ended
	August 31,	May 31,	August 31,	August 31,
($ millions)	2003	2003	2002	2001

Beginning balance	$—	($258.7)	($168.4)	($170.3)
Current period change	(9.1)	(121.0)	(90.3)	1.9
Fresh start adjustment	—	379.7	—	—

Ending balance	($9.1)	$—	($258.7)	($168.4)

Note 14 — Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

For cash and cash equivalents, accounts receivable, other receivables, income tax recoverables, accounts payable and accrued liabilities, the carrying amounts reported in the consolidated balance sheets approximate fair value. The carrying value of other long-term liabilities (excluding claims liabilities and professional liability reserves) approximates fair value as these liabilities are recorded using discounted cash flow analysis. The fair values of the short-term deposits and marketable securities and long-term investments are based upon quoted market prices at August 31, 2003, June 1, 2003 and August 31, 2002, where available. For the portion of short-term deposits and marketable securities and long-term investments where no quoted market price is available, the carrying amounts approximate fair value. For long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company’s incremental borrowing rates for similar types of borrowing arrangements, or using quoted market values.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

			Fresh Start		Predecessor Company
	August 31, 2003		June 1, 2003		August 31, 2002

	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ millions)	Amount	Value	Amount	Value	Amount	Value

Short-term deposits and marketable securities	$42.0	$42.0	$32.3	$32.3	$16.1	$16.1
Long-term investments	553.5	553.5	580.4	580.4	417.9	417.9
Long-term debt	1,214.5	1,223.2	1,239.1	1,239.1	224.7	211.1
Other long-term liabilities*	66.5	66.5	67.3	67.3	69.5	69.5
Liabilities subject to compromise	—	—	—	—	3,977.1	**

*	Excludes claims liabilities and professional liability reserves.

**	The fair value of liabilities subject to compromise at August 31, 2002 was not practicable to estimate as the fair value only became known subsequently on the emergence from the voluntary petition for reorganization.

Note 15 — Discontinued operations

Healthcare Businesses

During fiscal 2001, the Predecessor Company concluded that the previously announced disposal of the Healthcare Businesses was no longer in the best interests of its stakeholders. The Healthcare Businesses were therefore reinstated as continuing operations in fiscal 2001.

As a result of recontinuing the Healthcare Businesses in fiscal 2001, the Predecessor Company reversed the remaining provision for loss on sale of discontinued operations. This reversal totaled $1,927.6 million ($5.91 per share) in fiscal 2001.

Safety-Kleen Corp.

The Predecessor Company owned 44% of the common shares of Safety-Kleen. On June 9, 2000, Safety-Kleen announced that it and 73 of its U.S. subsidiaries filed voluntary petitions for Chapter 11 relief in the United States Bankruptcy Court for the District of Delaware.

During fiscal 2001, the Predecessor Company determined that its investment in Safety-Kleen was of no value. As a result a charge of $255.2 million was recorded in discontinued operations to reflect the impairment charge and other losses on the Safety-Kleen investment.

Note 16 — Other financing related expenses

Other financing related expenses principally represent professional fees and other costs incurred by the Predecessor Company. The professional fees and other costs include financing, accounting, legal and consulting services incurred during the reorganization process.

Note 17 — Income Taxes

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle and the provision for (recovery of) income taxes by geographic area are as follows:

		Predecessor Company

	For the period	For the period	For the year	For the year
	June 1, 2003	Sept. 1, 2002	ended	ended
	Through	through	August 31,	August 31,
($ millions)	August 31, 2003	May 31, 2003	2002	2001

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
United States	($33.4)	$2,608.2	($77.9)	($352.9)
Canada	2.2	1,414.3	41.0	(212.2)
Other	11.3	(3,025.4)	42.0	272.8

	($19.9)	$997.1	$5.1	($292.3)

		Predecessor Company

	For the period	For the period	For the year	For the year
	June 1 2003	Sept. 1, 2002	ended	ended
	Through	Through	August 31,	August 31,
($ millions)	August 31, 2003	May 31, 2003	2002	2001

Provision for (recovery of) current income taxes
United States	$—	$3.1	($11.3)	$6.7
Canada	—	1.2	1.0	2.5
Other	—	0.2	0.5	(55.0)

Total	$—	$4.5	($9.8)	($45.8)

Provision for (recovery of) deferred income taxes
United States	($11.0)	$—	$—	$—
Canada	1.0	—	—	—
Other	—	—	—	—

	($10.0)	$—	$—	$—

Total provision for (recovery of) income taxes
United States	($11.0)	$3.1	($11.3)	$6.7
Canada	1.0	1.2	1.0	2.5
Other	—	0.2	0.5	(55.0)

	($10.0)	$4.5	($9.8)	($45.8)

The Company’s and Predecessor Company’s effective income tax rates on income from continuing operations before income taxes and cumulative effect of change in accounting principle differs from the statutory rates as follows:

		Predecessor Company

	For the period	For the period	For the year	For the year
	June 1, 2003	Sept. 1, 2002	ended	ended
	Through	through	August 31,	August 31,
($ millions)	August 31, 2003	May 31, 2003	2002	2001

Income tax (benefit) at the statutory effective rate	($7.0)	$359.0	$2.0	($125.1)
Decrease (increase) in income taxes resulting from:
Tax rate differentials in other jurisdictions	(3.9)	(5.3)	(3.0)	18.1
Non-deductible goodwill and other amortization	—	—	34.1	30.6
Fresh start accounting adjustments	—	(314.4)	—	—
Foreign loss carryback realized	—	—	(13.2)	(60.1)
Change in valuation allowance	—	(50.6)	(34.3)	91.2
Non-deductible restructuring expenses	—	5.4	3.9	—
Other	0.9	10.4	0.7	(0.5)

Income tax expense (recovery)	($10.0)	$4.5	($9.8)	($45.8)

     The deferred income tax assets and liabilities contain the following temporary differences:

		Fresh	Predecessor
		Start	Company

	August 31,	June 1,	August 31,
($ millions)	2003	2003	2002

Deferred income tax assets:
Net operating loss and credit carryforwards	$213.3	$157.5	$393.1
Trade receivables	37.2	30.1	51.5
Tax over book depreciation/amortization	48.5	48.2	41.3
Interest deduction carryforwards	250.7	261.9	268.0
Claims liabilities	86.6	83.5	48.6
Pension liability	85.8	104.6	25.7
Other accrued liabilities	45.0	43.0	244.3

Deferred income tax assets	$767.1	$728.8	$1,072.5

Deferred income tax liabilities:
Book over tax depreciation/amortization	$144.6	$120.7	$222.7
Other	19.5	18.1	3.6

Deferred income tax liabilities	$164.1	$138.8	$226.3

Net deferred income tax assets before valuation allowance	$603.0	$590.0	$846.2
Valuation allowance	(313.6)	(313.6)	(846.2)

Total	$289.4	$276.4	$—

Allocated on the balance sheet as follows:
Current	$86.2	$80.9	$—
Non-current	203.2	195.5	—

	$289.4	276.4	$—

The Company has significant net deferred tax assets resulting from net operating loss (“NOL”) and interest deduction carry forwards and other deductible temporary differences that will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Due to the highly leveraged capital structure (and related interest expense) and uncertain financial condition of the Predecessor Company, management concluded that it was appropriate to record a full valuation allowance against its net deferred income tax assets. Pursuant to the plan of reorganization, the level of debt carried by the Company upon emergence from bankruptcy was substantially reduced. As a result, management concluded that it was more likely than not that $313.6 million of deferred tax assets would not be realized and, as part of its fresh start adjustment at June 1, 2003, recorded a valuation allowance for that amount. Certain future events may result in the reduction of the valuation allowance. Up to $313.6 million of such reduction would reduce goodwill and other intangibles in existence at fresh start and thereafter, would be reported as an addition to share premium.

Availability and Amount of NOLs and Other Built in Losses

As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”). As a result, the Company is subject to an annual limitation of approximately $58 million on the amount of NOL and credit carryforwards and other built in losses, consisting principally of the interest deduction carryover, pension, claims, and bad debt reserves which the Company may utilize in the U.S. In addition, due to the ownership change that occurred upon the Predecessor Company’s acquisition of Greyhound, $93.0 million of the NOLs remain subject to an annual limitation of approximately $22 million.

The Company has NOL carryforwards of $60.5 million in Canada that expire in varying amounts in the years 2004 to 2010. In the U.S., NOL carryforwards of $488.0 million expire in varying amounts in the years 2005 to 2023.

A debtor is not required to include gain on discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 in the U.S. and Canadian Income Tax Act Section 80 in Canada require that the debtor’s NOL, capital and credit carryovers first be reduced and then basis in assets be reduced. The Predecessor Company in Canada reduced NOL and capital loss carryovers of $614.5 million and $123.7 million respectively and in the U.S. $61.7 million and $6.9 million, respectively. As there was a remaining gain in the U.S., the basis in assets was reduced including basis in subsidiaries. Deferred income tax assets or liabilities have not been recorded for any basis difference in the subsidiaries as the amounts are either permanently invested or can be recovered tax free.

In the U.S., the Company has approximately $700 million of interest deduction carryforwards, under IRC Section 163(j), which have no expiration date, but are subject to the annual limitation. In addition, the Company has tax credits of $8.5 million in the U.S., which expire between 2018 and 2023, subject to the annual limitation.

The Company has not provided U.S. income or withholding taxes on approximately $1.9 million of undistributed earnings of its foreign subsidiaries as these earnings are considered indefinitely reinvested. If such earnings were not indefinitely invested, deferred U.S. income taxes of $0.7 million and no withholding taxes would have been provided.

Note 18 — Earnings (loss) per share

The earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods. Assumed exercise of the Predecessor Company’s employee and directors’ stock options for periods prior to emergence and the sale on the open market of the Company’s common shares held in trust as part of the PBGC Agreement (See Note 11) would not be dilutive in any of the respective periods.

Information required to calculate the basic or primary earnings per share is as follows:

		Predecessor Company

	For the period	For the period	For the year	For the year
	June 1, 2003	Sept. 1, 2002	ended	ended
	Through	through	August 31,	August 31,
($ millions except per share amounts)	August 31, 2003	May 31, 2003	2002	2001

Income (loss) from continuing operations before cumulative effect of change in accounting principle	($9.9)	$992.6	$14.9	($246.5)
Preference share dividends	—	—	—	(0.3)

Income (loss) from continuing operations available to common shareholders before cumulative effect of change in accounting principle	(9.9)	992.6	14.9	(246.8)
Cumulative effect of change in accounting principle	—	(2,205.4)	—	—
Income (loss) from discontinued operations (Note 15)	—	—	—	1,672.4

Net income (loss) available to common shareholders	($9.9)	($1,212.8)	$14.9	$1,425.6

Weighted average number of shares outstanding (millions)	100.0 *	325.9	325.9	325.9

Earnings (loss) per share
Continuing operations before cumulative effect of change in accounting principle	($0.10)	$3.05	$0.05	($0.76)
Cumulative effect of change in accounting principle	—	(6.77)	—	—
Discontinued operations	—	—	—	5.13

Net income (loss)	($0.10)	($3.72)	$0.05	$4.37

* net of 3.8 million common shares held in trust (Note 11).

Note 19 — Statement of cash flows

		Predecessor Company

	For the period	For the period
	June 1, 2003	Sept. 1, 2002	For the year	For the year
	Through	through	Ended	Ended
($ millions)	August 31, 2003	May 31, 2003	August 31, 2002	August 31, 2001

Cash provided by (used in financing) other working capital items comprises:
Trade and other accounts receivable	$128.7	($133.8)	$31.7	$22.5
Income taxes recoverable	9.4	1.9	(7.6)	(3.7)
Parts and supplies	0.8	(8.8)	(0.9)	(1.8)
Other current assets	7.5	0.1	21.2	(15.4)
Accounts payable and accrued liabilities	(1.5)	(6.5)	1.8	(44.8)

	$144.9	($147.1)	$46.2	($43.2)

During the period June 1, 2003 through August 31, 2003, the Company purchased $4.4 million of vehicles that were financed by debt (Predecessor Company — period September 1, 2002 through May 31, 2003 — $21.1 million, 2002 — $31.3 million, 2001 — $24.1 million).

Note 20 — Sale of assets

During fiscal 2002, the Predecessor Company received $4.2 million for various notes receivable previously written off. These transactions resulted in a pre-tax gain of $4.2 million, which was included in other income.

During fiscal 2001, the Predecessor Company sold its investment in a food services business for $18.9 million and sold another investment for $1.4 million. These transactions resulted in a pre-tax loss of $6.6 million, which was included in other income.

Note 21 — Acquisitions

During the period June 1, 2003 through August 31, 2003, the Company purchased one Education services business.

During the period September 1, 2002 through May 31, 2003, the Predecessor Company purchased one Education services business and one Emergency Management services business.

During fiscal 2002, the Predecessor Company purchased seven Education services businesses.

During fiscal 2001, the Predecessor Company purchased one Education services business and two Greyhound businesses.

These acquisitions have been accounted for as purchases, and accordingly, these financial statements include the results of operations of the acquired businesses from the dates of acquisition.

The expenditures are summarized as follows:

		Predecessor Company

	For the period	For the period
	June 1, 2003	Sept. 1, 2002	For the year	For the year
	through	Through	ended	ended
($ millions)	August 31, 2003	May 31, 2003	August 31, 2002	August 31, 2001

Assets acquired, at fair value
Property and equipment	$—	$1.8	$2.6	$1.8
Goodwill	—	—	—	1.5
Long-term investments and other assets	0.1	2.5	1.4	(1.7)

	0.1	4.3	4.0	1.6
Liabilities assumed
Other long-term liabilities	—	(0.1)	(0.2)	(0.4)

	0.1	4.2	3.8	1.2
Working capital	—	0.4	(0.2)	0.8

Cash expended on acquisitions	$0.1	$4.6	$3.6	$2.0

Pro forma data

Condensed pro forma income statement data has not been presented as the acquisitions during the periods were insignificant and would have had no material impact on net income (loss) and earnings (loss) per share.

Note 22 — Commitments and contingencies

Lease commitments

Rental expense incurred under operating leases was $34.5 million for the period June 1, 2003 through August 31, 2003 and, $138.2 million, $148.3 million and $127.6 million, for the period September 1, 2002 through May 31, 2003, fiscal 2002 and fiscal 2001, respectively.

The Company leases certain operating vehicles. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the operating vehicles contain certain purchase provisions or residual value guarantees and have lease terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $142.3 million of which the Company has guaranteed $104.7 million. The table of future minimum operating lease payments that follows excludes any payment related to the residual value guarantee, which may be due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. To date, the Company, nor the Predecessor Company, have never incurred any liability as a result of the residual value guarantee.

Rentals payable under operating leases for premises and equipment are as follows ($ millions):

Year ending August 31,	2004	$125.6
	2005	102.8
	2006	73.3
	2007	52.5
	2008	37.3
	thereafter	62.4

		$453.9

Letters of credit

At August 31, 2003, the Company had $262.1 million (June 1, 2003 — $269.8 million, Predecessor Company — August 31, 2002 — $124.1 million) in outstanding letters of credit.

Environmental matters

The Company’s operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

Income tax matters

The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owing, if any.

Legal proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment related claims. Based on the Company’s assessment of known claims and the Predecessor Company’s claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such claims arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company’s consolidated financial position or results of operations.

Healthcare Businesses Issues

A substantial majority of the Company’s Healthcare Businesses revenue is attributable to payments received from third-party payors including Medicare, Medicaid and private insurers. The Company is subject to various regulatory requirements in connection with its participation in the Medicare and Medicaid programs. The Center for Medicare and Medicaid Services has enacted rules that revised the policy on Medicare coverage of ambulance services focusing on the medical necessity for the particular ambulance services. Rule changes in this area impact the business of the Company. The Company has implemented a plan which it believes will somewhat mitigate potential adverse effects of rule changes on its business.

The Company, like other Medicare and Medicaid providers, is subject to government audits of its Medicare and Medicaid reimbursement claims. Accordingly, retroactive revenue adjustments from these programs could occur. The Company is also subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any bribe, kick-back or rebate in return for the referral of Medicare or Medicaid patients. Violations of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company has implemented policies and procedures that it believes will assure that it is in substantial compliance with these laws and has accrued provisions, as appropriate, for settlement of prior claims.

The Company is currently undergoing investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the governmental agencies. Management believes that the outcome of any of these investigations would not have a materially adverse effect upon the Company.

Fuel purchase commitments

Historically, fuel costs represent approximately 3% to 5% of revenue. Due to the significance of fuel expenses, particularly diesel fuel, to the operations of the Company and the historical volatility of fuel prices, the Company has a program to help minimize the fluctuations in the price of its diesel fuel purchases. The intent of the program is to mitigate the short-term impact of fuel price changes on the Company’s operating margins and overall profitability by entering into forward supply contracts (“FSCs”) with certain vendors. The Company enters into FSCs for roughly one third of the Company’s total annual fuel purchases. The FSCs generally stipulate set bulk delivery volumes at prearranged prices for a set period. The volumes agreed to be purchased by the Company are well below the forecasted total bulk fuel needs for the given location. Therefore, the risk of being forced to purchase fuel through the FSCs that is not required by the Company is minimal. Also, to the extent that the Company enters FSCs for portions of its total fuel needs, it may not realize the benefit of decreases in fuel prices. Conversely, to the extent that the Company does not enter into FSCs for portions of its total fuel needs, it may be adversely affected by increases in fuel prices.

Director and Officer Claim Treatment Letter

Pursuant to the terms and conditions of the Director and Officer Claim Treatment Letter dated June 27, 2001, the Predecessor Company, the informal steering committees of the lenders and prepetition note-holders and certain then present or former directors and officers of the Predecessor Company or its subsidiaries or affiliates agreed to resolve issues with respect to claims for indemnification and for reimbursement and costs of defense arising out of or relating to certain litigation involving the Predecessor Company or any of its subsidiaries or affiliates and the directors and officers, including certain securities lawsuits relating to ownership in Safety-Kleen. This agreement was confirmed pursuant to the Plan. These directors and officers continue to have access to the directors’ and officers’ insurance and are required to use commercially reasonable efforts to cause the insurers to pay claims, including defense costs. Further, the then existing $10 million trust plus accrued interest thereon that had previously been established to satisfy claims of the directors and officers will continue in existence until June 23, 2013 to pay any claims not covered by the insurance. The terms of the claim treatment letter require the Company to maintain a balance of $10 million in the trust by contributing additional funds in $1 million increments up to an aggregate amount of $10 million. At August 31, 2003, there was $9.2 million in the trust and no additional funds had been contributed to the trust by the Company. The maximum aggregate amounts available in the trust and under additional contributions by the Company is $20.0 million, which will be reduced to $17.5 million on June 23, 2005; $15.0 million on June 23, 2007; $12.5 million on June 23, 2009; $10.0 million on June 23, 2011; and $0 on June 23, 2013. Any funds remaining in the trust on June 23, 2013 will be returned to the Company.

Contingent bonuses

The Company and two of its subsidiaries, American Medical Response, Inc. (“AMR”) and EmCare Holdings, Inc. (“EmCare”) are parties to an employment agreement effective October 1, 2002 with William A. Sanger under which Mr. Sanger serves as President and Chief Executive Officer of AMR and as Chief Executive Officer of EmCare. Pursuant to the agreement, Mr. Sanger is entitled to a bonus payment upon a sale, or an initial public offering, of the stock of AMR and/or EmCare. This bonus is also payable if Mr. Sanger remains employed on October 1, 2007 and neither a sale nor an initial public offering has occurred. With respect to AMR, the bonus is equal to 5% of the enterprise value of AMR in excess of $410 million at the time of the event that entitles Mr. Sanger to the payment. With respect to EmCare, the bonus is equal to 5% of the enterprise value of EmCare in excess of $125 million at the time of the event that entitles Mr. Sanger to the payment.

EmCare Holdings, Inc. is party to an employment agreement effective April 1, 2003 with Don S. Harvey under which Mr. Harvey serves as President and Chief Operating Officer of EmCare. Pursuant to the agreement, Mr. Harvey is entitled to a bonus payment upon a sale of, or an initial public offering of, the stock of EmCare, provided Mr. Harvey remains employed under the agreement upon the occurrence of such event. The bonus is equal to 2% of the enterprise value of EmCare in excess of $125 million at the time of the event that entitles Mr. Harvey to the payment.

As the amount of bonuses payable, if any, cannot be reasonably estimated, the Company has not accrued for an amount in the consolidated financial statements.

Organized strikes or work stoppages by unionized employees

The Company is a party to collective bargaining agreements that cover the majority of its employees. The Company’s largest collective bargaining agreement is between Greyhound Lines, Inc. and the Amalgamated Transit Union, or the ATU, and expires in January 2004. If the Company’s unionized employees were to engage in a strike or other work stoppage prior to such expiration, or if the Company is unable to negotiate acceptable extensions of the agreement resulting in a strike or other work stoppage by the affected workers, the Company could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could have a material adverse effect on its business, financial condition and results of operations.

Note 23 — Segmented information

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

The Company has changed the reportable segments as compared to prior periods reported by the Predecessor Company. The former Contract Bus services segment, which consisted of school bus transportation operations and the municipal and paratransit bus transportation operations, has been split into two distinct segments: the Education services segment and the Public Transit segment. The former healthcare services segment, which formerly consisted of the Healthcare Transportation operations and the Emergency Management operations, has been also split into two distinct segments: the Healthcare Transportation services segment and the Emergency Management services segment.

The Company evaluates performance and allocates resources based on income from operations before depreciation and amortization. The Company’s reportable segments are business units that offer different services and are each managed separately.

Services

		Predecessor Company

	For the period	For the period
	June 1, 2003	Sept. 1, 2002		For the year	For the year
	through	through		ended	ended
	August 31, 2003	May 31, 2003		August 31, 2002	August 31, 2001

Education Services
Revenue	$184.9	$1,314.8		$1,479.7	$1,462.1
Income (loss) from operations before depreciation and amortization	(21.7)	302.0		272.7	258.3
Total identifiable assets	1,309.6	1,429.4	*	1,768.1	1,708.1
Capital expenditures
- sustenance and expansion (net)	58.1	108.8		151.2	136.0
- acquisitions	0.1	3.2		3.6	0.1
Public Transit Services
Revenue	$71.0	$212.1		$309.5	$312.1
Income (loss) from operations before depreciation and amortization	9.2	7.3		(1.7)	11.6
Total identifiable assets	97.8	98.5	*	217.5	220.6
Capital expenditures
- sustenance and expansion (net)	5.9	3.4		1.0	18.6
- acquisitions	—	—		—	—
Greyhound
Revenue	$356.7	$847.5		$1,223.7	$1,254.8
Income from operations before depreciation and amortization	61.2	5.8		53.6	85.3
Total identifiable assets	871.1	845.0	*	1,183.8	1,236.8
Capital expenditures
- sustenance and expansion (net)	9.4	63.0		62.6	85.3
- acquisitions	—	—		—	1.9
Healthcare Transportation Services
Revenue	$255.9	$759.3		$987.9	$958.8
Income from operations before depreciation and amortization	7.6	55.8		76.0	23.2
Total identifiable assets	603.7	607.4	*	1,813.5	1,786.3
Capital expenditures
- sustenance and expansion (net)	17.7	30.5		51.6	34.2
- acquisitions	—	—		—	—
Emergency Management Services
Revenue	$128.6	$352.0		$431.3	$430.5
Income from operations before depreciation and amortization	7.3	21.9		20.4	5.0
Total identifiable assets	298.5	295.8	*	670.2	674.4
Capital expenditures
- sustenance and expansion (net)	0.5	6.2		3.9	4.2
- acquisitions	—	1.4		—	—

* Total identifiable assets of the Company on June 1, 2003.

Geographic

		Predecessor Company

	For the period	For the period
	June 1, 2003	Sept. 1, 2002	For the year	For the year
	through	through	ended	ended
	August 31,	May 31,	August 31,	August 31,
	2003	2003	2002	2001

United States
Revenue	$911.9	$3,215.8	$4,089.9	$4,073.7
Income from operations before depreciation and amortization	54.7	352.3	367.7	326.2
Total long-lived assets	1,806.2	1,774.8 *	4,225.8	4,331.3
Canada
Revenue	$85.2	$269.9	$342.2	$344.6
Income from operations before depreciation and amortization	8.9	40.5	53.3	57.2
Total long-lived assets	275.5	270.2 *	428.7	412.7

* Total long-lived assets of the Company on June 1, 2003

Consolidated

		Predecessor Company

	For the period	For the period
	June 1, 2003	Sept. 1, 2002	For the year	For the year
	through	through	Ended	ended
	August 31,	May 31,	August 31,	August 31,
($ millions)	2003	2003	2002	2001

Revenue	$997.1	$3,485.7	$4,432.1	$4,418.3

Income from operations before depreciation and amortization	63.6	392.8	421.0	383.4
Depreciation and amortization expense	(52.1)	(229.3)	(358.8)	(350.3)

Income from operations	11.5	163.5	62.2	33.1
Interest expense net of other income	(31.4)	(4.6)	(12.4)	(261.6)
Gain on discharge of debt	—	1,482.8	—	—
Fresh start accounting adjustments	—	(609.6)	—	—
Other financing related expenses	—	(35.0)	(44.7)	(63.8)
Income tax recovery (expense)	10.0	(4.5)	9.8	45.8

Income (loss) from continuing operations before cumulative effect of change in accounting principle	($9.9)	$992.6	$14.9	($246.5)

Total identifiable assets of segments	$3,180.7	$3,276.1 *	$5,653.1	$5,626.2
Corporate assets	672.0	619.2 *	558.7	593.6

Total assets	$3,852.7	$3,895.3	$6,211.8	$6,219.8

Capital expenditures
- sustenance and expansion (net)	$91.6	$213.5	$270.5	$278.4
- acquisitions	0.1	4.6	3.6	2.0

* Total identifiable assets of segments and corporate assets of the Company on June 1, 2003.

Note 24 — Quarterly Financial Information (unaudited)

		Predecessor Company

	2003	2003			2002

($ millions except per share amounts)	4th Qtr.	3rd Qtr.*	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenue	$997.1	$1,202.8	$1,120.7	$1,162.2	$977.4	$1,187.3	$1,105.6	$1,161.8
Income (loss) from operating segments	11.5	73.7	34.1	55.7	(80.7)	62.1	27.2	53.6
Income (loss) from operations before cumulative effect of change in accounting principle	(9.9)	62.2	16.2	41.0	(68.2)	42.8	7.3	33.0
Cumulative effect of change in accounting principle	—	—	—	(2,205.4)	—	—	—	—
Net income (loss)	($9.9)	$62.2	$16.2	($2,164.4)	($68.2)	$42.8	$7.3	$33.0
Earnings (loss) per share (Note 18)
Earnings (loss) before cumulative effect of change in accounting principle	($0.10)	$0.19	$0.05	$0.13	($0.20)	$0.13	$0.02	$0.10
Cumulative effect of change in accounting principle	—	—	—	(6.77)	—	—	—	—
Net earnings (loss)	($0.10)	$0.19	$0.05	($6.64)	($0.20)	$0.13	$0.02	$0.10

* As previously reported. Does not reflect fresh start accounting adjustments or the gain on discharge of debt.

During the fourth quarter of fiscal 2002 the Predecessor Company recorded significant charges relating to claims liability and professional liability reserves (totaling approximately $65 million) in addition to projected amounts. The reserves were increased based on the fiscal year end actuarial reports. These reports differed significantly from the mid-year actuarial reports, because of changes to a number of the assumptions.

Note 25 — Condensed financial statements of excluded subsidiaries

Pursuant to the terms of the Exit Facility obtained by the Company upon emergence from bankruptcy, the Company is required to segregate the consolidated results of operations between the subsidiaries of the Company not participating in the Exit Facility, the Excluded Subsidiaries, and the Company and its remaining subsidiaries (“Other than Excluded Subsidiaries”).

Condensed Consolidated Statement of Operations
For the period June 1, 2003 through August 31, 2003

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$704.8	$292.3	$997.1

Compensation expense	468.7	113.0	581.7
Accident claims and professional liability expenses	45.9	17.0	62.9
Vehicle related costs	39.8	35.0	74.8
Occupancy costs	30.0	21.4	51.4
Fuel	20.5	16.2	36.7
Depreciation	37.1	10.6	47.7
Amortization	4.4	—	4.4
Other operating expenses	85.4	40.6	126.0

Income (loss) from operating segments	(27.0)	38.5	11.5
Interest expense	(23.1)	(8.4)	(31.5)
Other income (loss)	0.3	(0.2)	0.1

Income (loss) from operations before income taxes	(49.8)	29.9	(19.9)
Income tax recovery (expense)	20.0	(10.0)	10.0

Net income (loss)	($29.8)	$19.9	($9.9)

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Trade accounts receivable	478.8	23.4	502.2
Other receivables	31.7	17.9	49.6
Income taxes recoverable	18.3	(0.3)	18.0
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0
Long-term investments	514.1	39.4	553.5
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,190.2	$662.5	$3,852.7

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8
Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	408.2	88.6	496.8

Total liabilities	1,946.3	616.1	2,562.4
Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,190.2	$662.5	$3,852.7

Condensed Consolidated Statement of Cash Flows
For the period June 1, 2003 through August 31, 2003

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$132.8	$54.2	$187.0

Cash flows from investing activities:
Purchases of property and equipment	($84.9)	($5.6)	($90.5)
Proceeds from sale of property and equipment	3.8	0.6	4.4
Purchase of other assets	(0.7)	(0.4)	(1.1)
Net decrease (increase) in investments	11.9	(0.6)	11.3
Expended on acquisitions	(0.1)	—	(0.1)

Net cash used in investing activities	($70.0)	($6.0)	($76.0)

Cash flows from financing activities:
Proceeds from issues of long-term debt	$—	$17.3	$17.3
Repayments of long-term debt and other non- current liabilities	(11.4)	(36.2)	(47.6)
Payment of financing fees	(3.8)	—	(3.8)

Net cash used in financing activities	($15.2)	($18.9)	($34.1)

Net increase in cash and cash equivalents	$47.6	$29.3	$76.9
Cash and cash equivalents at:
Beginning of period	7.5	15.9	23.4

End of period	$55.1	$45.2	$100.3

Predecessor Company
Condensed Consolidated Statement of Operations
For the period September 1, 2002 through May 31, 2003

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$2,786.2	$699.5	$3,485.7

Compensation expense	1,670.0	331.1	$2,001.1
Accident claims and professional liability expenses	190.9	50.5	241.4
Vehicle related costs	103.8	98.6	202.4
Occupancy costs	91.3	59.1	150.4
Fuel	88.8	44.6	133.4
Depreciation	192.4	36.0	228.4
Amortization	0.8	0.1	0.9
Other operating expenses	249.5	114.7	364.2

Income (loss) from operating segments	198.7	(35.2)	163.5
Interest expense	(3.8)	(15.8)	(19.6)
Gain on discharge of debt	1,482.8	—	1,482.8
Fresh start accounting adjustments	(514.8)	(94.8)	(609.6)
Other financing related expenses	(35.0)	—	(35.0)
Other income	13.5	1.5	15.0

Income (loss) from operations before income taxes and cumulative effect of change in accounting principle	1,141.4	(144.3)	997.1
Income tax expense	(3.4)	(1.1)	(4.5)

Income (loss) from operations before cumulative effect of change in accounting principle	1,138.0	(145.4)	992.6
Cumulative effect of change in accounting principle	(1,775.9)	(429.5)	(2,205.4)
Net loss	$(637.9)	$(574.9)	$(1,212.8)

Fresh Start
Condensed Consolidated Balance Sheet
As of June 1, 2003

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$7.5	$15.9	$23.4
Restricted cash and cash equivalents	44.7	—	44.7
Short-term deposits and marketable securities	32.3	—	32.3
Trade accounts receivable	605.8	24.8	630.6
Other receivables	30.1	19.8	49.9
Income taxes recoverable	28.9	(1.5)	27.4
Parts and supplies	39.0	11.8	50.8
Deferred income tax assets	70.7	10.2	80.9
Other current assets	55.2	12.6	67.8

Total current assets	914.2	93.6	1,007.8
Long-term investments	541.2	39.2	580.4
Property and equipment	1,246.8	382.1	1,628.9
Goodwill	183.1	—	183.1
Contracts and customer relationships	221.0	—	221.0
Deferred income tax assets	70.7	124.8	195.5
Deferred charges and other assets	67.8	10.8	78.6

Total assets	$3,244.8	$650.5	$3,895.3

Current liabilities
Accounts payable	$79.0	$27.6	$106.6
Accrued liabilities	421.7	101.5	523.2
Current portion of long-term debt	35.2	53.8	89.0

Total current liabilities	535.9	182.9	718.8
Long-term debt	1,021.6	128.5	1,150.1
Pension liability	4.4	220.7	225.1
Other long-term liabilities	405.5	86.5	492.0

Total liabilities	1,967.4	618.6	2,586.0
Shareholders’ equity	1,277.4	31.9	1,309.3

Total liabilities and shareholders’ equity	$3,244.8	$650.5	$3,895.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
For the period September 1, 2002 through May 31, 2003

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	$263.4	$(54.9)	$208.5

Cash flows from investing activities:
Purchase of property and equipment	$(170.0)	$(60.1)	$(230.1)
Proceeds from sale of property and equipment	7.9	16.7	24.6
Purchase of other assets	(4.0)	0.8	(3.2)
Expended on acquisitions	(4.6)	—	(4.6)
Net increase in investments	(150.9)	(0.4)	(151.3)

Net cash used in investing activities	$(321.6)	$(43.0)	$(364.6)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$1,025.6	$182.2	$1,207.8
Repayment of long-term debt and other non-current liabilities	(61.2)	(88.1)	(149.3)
Repayment of liabilities subject to compromise	(1,185.0)	—	(1,185.0)
Payment of financing fees	(37.5)	—	(37.5)

Net cash provided by (used in) financing activities	$(258.1)	$94.1	$(164.0)

Net decrease in cash and cash equivalents	$(316.3)	$(3.8)	$(320.1)
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$7.5	$15.9	$23.4

Predecessor Company
Condensed Consolidated Statement of Operations
For the year ended August 31, 2002

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$3,412.2	$1,019.9	$4,432.1

Compensation expense	2,077.2	445.8	2,523.0
Accident claims and professional liability expenses	255.9	69.9	325.8
Vehicle related costs	143.2	129.3	272.5
Occupancy costs	119.4	82.8	202.2
Fuel	107.0	56.0	163.0
Depreciation	224.5	46.1	270.6
Amortization	76.1	12.1	88.2
Other operating expenses	355.3	169.3	524.6

Income from operating segments	53.6	8.6	62.2
Interest expense	(6.1)	(21.6)	(27.7)
Other financing related expenses	(42.3)	(2.4)	(44.7)
Other income	12.7	2.6	15.3

Income (loss) from operations before income taxes	17.9	(12.8)	5.1
Income tax recovery	9.1	0.7	9.8

Net income (loss)	$27.0	$(12.1)	$14.9

Predecessor Company
Condensed Consolidated Balance Sheet
August 31, 2002

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$323.8	$19.7	$343.5
Restricted cash and cash equivalents	75.8	—	75.8
Short-term deposits and marketable securities	16.1	—	16.1
Trade accounts receivable	463.3	27.1	490.4
Other receivables	36.7	18.2	54.9
Income taxes recoverable	29.4	(0.2)	29.2
Parts and supplies	38.9	11.5	50.4
Other current assets	47.6	8.7	56.3

Total current assets	1,031.6	85.0	1,116.6
Long-term investments	372.5	45.4	417.9
Property and equipment	1,282.0	395.7	1,677.7
Goodwill	2,547.3	429.5	2,976.8
Pension asset	10.8	—	10.8
Deferred charges	9.4	2.6	12.0

Total assets	$5,253.6	$958.2	$6,211.8

Current liabilities
Accounts payable	$80.3	$29.4	$109.7
Accrued liabilities	392.6	111.5	504.1
Current portion of long-term debt	12.3	8.0	20.3

Total current liabilities	485.2	148.9	634.1
Long-term debt	27.3	177.1	204.4
Pension liability	—	64.8	64.8
Other long-term liabilities	305.2	72.1	377.3
Liabilities subject to compromise	3,977.1	—	3,977.1

Total liabilities	4,794.8	462.9	5,257.7
Shareholders’ equity	458.8	495.3	954.1

Total liabilities and shareholders’ equity	$5,253.6	$958.2	$6,211.8

Predecessor Company
Condensed Consolidated Statement of Cash Flows
For the year ended August 31, 2002

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$317.1	$116.7	$433.8

Cash flows from investing activities:
Purchases of property and equipment	$(212.8)	$(70.5)	$(283.3)
Proceeds from sale of property and equipment	21.9	23.6	45.5
Purchase of other assets	(0.5)	(0.9)	(1.4)
Expended on acquisitions	(3.6)	—	(3.6)
Net increase in investments	(34.0)	(3.1)	(37.1)
Proceeds from sale of assets	4.2	—	4.2

Net cash used in investing activities	$(224.8)	$(50.9)	$(275.7)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$—	$172.2	$172.2
Repayments of long-term debt and other non-current liabilities	(35.3)	(232.7)	(268.0)

Net cash used in financing activities	$(35.3)	$(60.5)	$(95.8)

Net increase in cash and cash equivalents	$57.0	$5.3	$62.3
Cash and cash equivalents at:
Beginning of year	266.8	$14.4	281.2

End of year	$323.8	$19.7	$343.5

Predecessor Company
Condensed Consolidated Statement of Operations
For the year ended August 31, 2001

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$3,367.8	$1,050.5	$4,418.3

Compensation expense	2,060.6	472.5	2,533.1
Accident claims and professional liability expenses	296.6	45.4	342.0
Vehicle related costs	149.4	117.9	267.3
Occupancy costs	118.5	72.5	191.0
Fuel	126.2	68.2	194.4
Depreciation	220.5	40.6	261.1
Amortization	77.4	11.8	89.2
Other operating expenses	331.0	176.1	507.1

Income (loss) from operating segments	(12.4)	45.5	33.1
Interest expense	(249.8)	(21.1)	(270.9)
Other financing related expenses	(60.5)	(3.3)	(63.8)
Other income (loss)	10.0	(0.7)	9.3

Income (loss) from continuing operations before income taxes	(312.7)	20.4	(292.3)
Income tax recovery (expense)	47.0	(1.2)	45.8

Income (loss) from continuing operations	(265.7)	19.2	(246.5)
Income from discontinued operations	1,672.4	—	1,672.4

Net income	$1,406.7	$19.2	$1,425.9

Predecessor Company
Condensed Consolidated Statement of Cash Flows
For the year ended August 31, 2001

	Other than
	Excluded	Excluded	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$431.9	$15.8	$447.7

Cash flows from investing activities:
Purchases of property and equipment	$(211.1)	$(56.2)	$(267.3)
Proceeds from sale of property and equipment	17.4	4.4	21.8
Purchase of other assets	(5.6)	(3.2)	(8.8)
Expended on acquisitions	(0.1)	(1.9)	(2.0)
Net increase in investments	(44.0)	(1.5)	(45.5)
Proceeds from sale of assets	20.3	—	20.3

Net cash used in investing activities	$(223.1)	$(58.4)	$(281.5)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$—	$342.2	$342.2
Repayments of long-term debt and other non-current liabilities	(38.3)	(296.9)	(335.2)

Net cash provided by (used in) financing activities	$(38.3)	$45.3	$7.0

Net increase in cash and cash equivalents	$170.5	$2.7	$173.2
Cash and cash equivalents at:
Beginning of year	96.3	11.7	108.0

End of year	$266.8	$14.4	$281.2

Note 26 — United States and Canadian accounting principles

These consolidated financial statements have been prepared in accordance with U.S. GAAP and conform in all material respects with Canadian GAAP, except as follows:

(1)	Consolidated Financial Statements

		Predecessor Company

	For the period	For the period
	June 1, 2003	Sept. 1, 2002	For the year	For the year
	through	through	Ended	Ended
	August 31,	May 31,	August 31,	August 31,
($ millions)	2003	2003	2002	2001

Net income (loss) in accordance with U.S. GAAP	$(9.9)	$(1,212.8)	$14.9	$1,425.9
Effects of differences in accounting for:
Costs of start-up activities (a)	—	(9.9)	(4.1)	(3.3)
Impairment charges under Canadian GAAP (b)	—	—	(194.7)	(1,105.1)
Impairment charges under U.S. GAAP (b)	—	2,205.4	—	—
Reduced goodwill amortization (b)	—	—	59.5	25.3
Reduction in income from discontinued operations (c)	—	—	—	(941.7)
Gain on debt discharge (e)	—	(1,482.8)	—	—
Fresh start accounting adjustments (e)	—	609.6	—	—

Net income (loss) in accordance with Canadian GAAP	$(9.9)	$109.5	$(124.4)	$(598.9)

Basic and diluted net income (loss) per share	$(0.10)	$0.34	$(0.38)	$(1.84)

The amounts in the consolidated balance sheets that materially differ from those reported under U.S. GAAP are as follows: ($ in millions)

					Predecessor
			Fresh Start		Company

	August 31,		June 1,		August 31,
	2003		2003		2002

	U.S.	Canadian	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP

Assets:
Other current assets (a)	$—	$—	$—	$—	$56.3	$64.0
Long-term investments (d)	$553.5	563.5	—	—	417.9	413.3
Goodwill (b) (e)	183.1	—	183.1	—	2,976.8	813.1
Deferred income tax assets (d)	289.4	285.9	—	—	—	—
Pension asset (d)	—	—	—	—	10.8	43.1
Deferred charges (a)	—	—	—	—	12.0	19.6
Liabilities and Shareholders’ Equity:
Other long-term liabilities (d)	—	—	—	—	442.1	382.5
Cumulative foreign currency translation adjustments (d)	—	(2.6)	—	—	—	(171.4)
Share premium (e)	1,358.3	1,175.2	1,358.3	1,175.2	—	—
Deficit (a) (b)	—	—	—	—	(1,017.7)	(3,166.1)
Accumulated other comprehensive loss (d)	(9.1)	—	—	—	(258.7)	—

(a)	Reporting on the costs of start-up activities

The Predecessor Company applied SOP 98-5 during fiscal 2000. During fiscal 2000, under U.S. GAAP, the Predecessor Company expensed $27.3 million in unamortized costs of start-up activities as a change in accounting principle. Under Canadian GAAP, SOP 98-5 is not applicable. As a result, under Canadian GAAP, the Predecessor Company did not record the $27.3 million change in accounting principle amount and continued with the policy of deferring start-up costs and amortizing the deferrals over a reasonable period representing an overall adjustment to conform to Canadian GAAP of $9.9 million expense, $4.1 million expense and $3.3 million expense during the period September 1, 2002 through May 31, 2003, fiscal 2002 and fiscal 2001, respectively. Fresh Start accounting eliminated this GAAP difference for periods subsequent to June 1, 2003 because the unamortized deferred start-up costs remaining under Canadian GAAP were written off on Fresh Start.

(b)	Goodwill impairment

Prior to September, 2002, the Predecessor Company had different accounting policies for determining goodwill impairment for Canadian and U.S. GAAP reporting. The effect of the difference in policy between U.S. GAAP and Canadian GAAP was to produce during fiscal 2001 a goodwill impairment charge under Canadian GAAP and reduce the amount of goodwill for fiscal 2001 by $1,105.1 million and during fiscal 2002, a goodwill impairment charge under Canadian GAAP and reduce the amount of goodwill by $194.7 million. Under U.S. GAAP, the above mentioned impairment charges do not exist. In addition, during fiscal 1999, the Canadian GAAP policy produced an additional $974.0 million goodwill impairment charge in addition to the goodwill impairment charge taken for U.S. GAAP. As a result of the increased goodwill impairment charges, reduced goodwill amortization totalling $59.5 million (2001 — $25.3 million), was recorded during fiscal 2002.

As of September 1, 2002, the Predecessor Company followed the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets” and similar guidance under Canadian GAAP. The guidance in both countries discontinued the amortization of intangible assets with indefinite useful lives. In addition, the Predecessor Company was required to test goodwill and intangible assets with an indefinite life for impairment in accordance with the provisions of SFAS 142 and Canadian GAAP. Pursuant to the guidance, any impairment loss is to be recorded directly through the deficit account on the consolidated statement of deficit for Canadian GAAP and recorded as a cumulative effect of change in accounting principle on the consolidated statement of operations for U.S. GAAP. On September 1, 2002, under Canadian GAAP, this resulted in an impairment charge totalling $16.0 million. Under U.S. GAAP, this resulted in an impairment loss totalling $2,205.4 million, recorded as a cumulative effect of change in accounting principle.

(c)	Income from discontinued operations

As discussed in Note 15, the Healthcare Businesses had been classified as discontinued operations. Any Canadian GAAP adjustments, noted above in (a) and (b) that directly affected the Healthcare businesses while they have been classified as discontinued operations, inversely affected the loss from discontinued operations in the consolidated statement of operations. As a result, under Canadian GAAP, the income from discontinued operations decreased by $941.7 million in fiscal 2001.

(d)	Comprehensive income

U.S. GAAP requires that a comprehensive income statement be prepared. Under U.S. GAAP, SFAS No. 87, “Employers Accounting for Pensions”, required the Company to record an increase in the additional minimum pension liability. Also, under U.S. GAAP, available-for-sale securities are to be reported at their fair values, with unrealized gains or losses reported in a separate component of shareholders’ equity along with the cumulative foreign currency translation adjustments and the SFAS

No. 87, pension adjustment. These amounts are reported under the caption “Accumulated other comprehensive loss”.

Canadian GAAP does not have the concept of comprehensive income (loss). The cumulative foreign currency translation adjustment is reported in a separate component of shareholders’ equity. The SFAS No. 87 pension adjustment (Predecessor Company — September 1, 2002 through May 31, 2003 — $268.3 million - August 31, 2002 — $91.9 million, August 31, 2001 — NIL) under U.S. GAAP is not recorded under Canadian GAAP. In addition, the recording of the available-for-sale securities at their fair values (June 1, through August 31, 2003 — a loss of $10.0 million, Predecessor Company — September 1, 2002 through May 31, 2003 — $13.8 million, August 31, 2002 — $4.6 million, August 31, 2001 — $0.9 million) is not recorded under Canadian GAAP.

(e)	Fresh Start accounting adjustments

As of June 1, 2003, the Company followed the guidance of SOP 90-7 and similar guidance under Canadian GAAP. The guidance in both countries required the Company to adjust its assets and liabilities to their estimated fair values as of June 1, 2003. However, under Canadian GAAP, when the fair value of the enterprise as a whole exceeds the revalued net asset value, the difference (allocated to goodwill under U.S. GAAP) is not recorded. As a result, the $183.1 million of goodwill recorded under U.S. GAAP is not recorded for Canadian GAAP. Pursuant to the guidance, the net effect of all fresh start accounting adjustments and the gain on discharge of debt is to be recorded directly through the Predecessor Company’s deficit account on the consolidated statement of deficit for Canadian GAAP and recorded through the consolidated statement of operations for the period September 1, 2002 through May 31, 2003 for U.S. GAAP. On June 1, 2003, under Canadian GAAP, this resulted in positive adjustment through the Predecessor Company’s deficit account totalling $658.9 million. Under U.S. GAAP, this resulted in a fresh start accounting adjustment of $609.6 million and a gain on discharge of debt of $1,482.8 million.

To the Shareholders of
Laidlaw International, Inc.

We have audited in accordance with generally accepted auditing standards in the United States, the Laidlaw International, Inc. consolidated balance sheets as at August 31, 2003 and June 1, 2003 and the related consolidated statement of operations, shareholders’ equity and cash flows for the period from June 1, 2003 to August 31, 2003. These financial statements are included in the Laidlaw International, Inc. and subsidiaries Form 10-K, and we have issued our report thereon dated November 18, 2003. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts Schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The Valuation and Qualifying Accounts Schedule for the period from June 1, 2003 to August 31, 2003 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Mississauga, Ontario
Date: November 18, 2003

To the Directors and Shareholders of
Laidlaw International, Inc.

We have audited in accordance with generally accepted auditing standards in the Unites States, the Laidlaw Inc. consolidated balance sheet as at August 31, 2002 and the related consolidated statement of operations, shareholders’ equity and cash flows for the period from September 1, 2002 to May 31, 2003 and the two years in the period ended August 31, 2002. These financial statements are included in the Laidlaw International, Inc. and subsidiaries Form 10-K, and we have issued our report thereon dated November 18, 2003. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts Schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The Valuation and Qualifying Accounts Schedule for the period from September 1, 2002 to May 31, 2003 and for the years ended August 31, 2002 and August 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Mississauga, Ontario
Date: November 18, 2003

S-1

Schedule II

LAIDLAW INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
($ millions)

		Additions		Amounts
	Balance at	charged to	Net	written off		Balance
	beginning	costs and	(disposed)	net of		at end of
	of Period	expenses	acquired	recoveries	Other (1)	Period

Predecessor Company
Year ended August 31, 2001
Allowance for doubtful accounts (2)	$509.4	1,318.5	—	(1,289.0)	—	$538.9
Deferred income tax asset valuation reserves	703.8	91.2	—	—	—	795.0
Year ended August 31, 2002
Allowance for doubtful accounts (2)	$538.9	1,391.4	—	(1,457.1)	—	$473.2
Deferred income tax asset valuation reserves	795.0	(34.3)	—	85.5	—	846.2
September 1, 2002 through May 31, 2003
Allowance for doubtful accounts (2)	$473.2	794.0	—	(757.0)	0.1	$510.3 *
Deferred income tax asset valuation reserves	846.2	(50.6)	—	(482.0)	—	313.6 *
Laidlaw International, Inc.
June 1, 2003 through August 31, 2003
Allowance for doubtful accounts (2)	$510.3	454.0	—	(430.8)	—	$533.5
Deferred income tax asset valuation reserves	313.6	—	—	—	—	313.6

*	June 1, 2003 — Fresh Start Balance

Notes

(1)	Primarily represents the effect of exchange rate changes on asset balances over the periods indicated.

(2)	Includes the allowance for uncompensated care and contractual allowances of the Predecessor Company’s and the Company’s healthcare businesses.

S-2

Exhibit Index

2.1	Third Amended Joint Plan of Reorganization of Laidlaw USA, Inc. and its Debtor Affiliates dated January 23, 2003 (filed as Exhibit 2.1 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.2	Modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.2 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.3	Second modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.3 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Laidlaw International, Inc. (filed as Exhibit 4.1 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.2	By-laws of Laidlaw International, Inc. (filed as Exhibit 4.2 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.1	Rights agreement, dated as of June 23, 2003, by and between Laidlaw International, Inc. and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.3 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.2	Indenture dated as of June 3, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas, relating to the 10 3/4% Senior Notes due 2011 (filed as Exhibit 4.1 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 18, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

4.4	Indenture, dated April 16, 1997, by and among Greyhound Lines, Inc., the Guarantors and PNC Bank, N.A., as Trustree (filed as an exhibit to Greyhound Lines, Inc. Registration Statement on Form S-4 regarding the Greyhound 11 1/2% Series B Senior Notes and incorporated herein by reference).

4.5	First Supplemental Indenture dated as of July 9, 1997 between Greyhound Lines, Inc. and PNC Bank, N.A. as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture dated as of August 25, 1997 between Greyhound Lines, Inc. and PNC Bank, N.A. as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture dated as of February 1, 1999 between Greyhound Lines, Inc. and Chase Manhattan Trust Company as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

4.8	Fourth Supplemental Indenture dated as of May 14, 1999, between Greyhound Lines, Inc. and Chase Manhattan Trust Company as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.1	Laidlaw International, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).*

10.2	Laidlaw International, Inc. Supplemental Executive Retirement Plans.*

10.3	Credit Agreement dated as of June 19, 2003 among Laidlaw International, Inc., and others, as Borrowers and the financial institutions named therein (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.4	Amendment dated as of June 26, 2003 to the credit agreement dated as of June 19, 2003 (filed as Exhibit 10.4 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.5	Agreement made as of June 18, 2003 between Laidlaw Inc. and others and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.6	Tax sharing agreement among Laidlaw International, Inc. and its U.S. subsidiaries entered into as of June 23, 2003.

10.7	Employment agreement between Kevin E. Benson and Laidlaw Inc. effective the 16th day of September, 2002.*

10.8	Change in Control Severance Agreement between Kevin E. Benson and Laidlaw Inc.*

10.9	Employment agreement between Douglas A. Carty and Laidlaw Inc. effective the 9th day of December, 2002.*

10.10	Change in Control Severance Agreement between Douglas A. Carty and Laidlaw Inc.*

10.11	Employment agreement among Laidlaw Inc., American Medical Response, Inc. and EmCare Holdings, Inc. and William A. Sanger effective October 1, 2002.

10.12	Employment agreement between EmCare Holdings, Inc. and Don S. Harvey effective April 1, 2003.

10.13	Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the financial institutions named as lenders, and Foothill Capital Corporation as Agent, dated as of May 14, 2003 (filed by Greyhound Lines, Inc. as a current report on Form 8-K dated May 21, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the registrant.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Management contract or compensatory plan.