Form 10-Q
period 2003-11-30
LAIDLAW INTERNATIONAL INC
filed 2004-01-13
CIK 737874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003
Commission file number 000-13109

LAIDLAW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0390488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Shuman Boulevard, Suite 400
Naperville, Illinois, 60563
(Address of principal executive offices)

Registrant’s telephone number, including area code (630) 848-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

     As of January 7, 2004, there were 103,806,110 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2003	2003

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75.1	$100.3
Restricted cash and cash equivalents	67.7	39.4
Short-term deposits and marketable securities	17.7	42.0
Trade accounts receivable	685.6	502.2
Other receivables	53.4	49.6
Income taxes recoverable	16.0	18.0
Parts and supplies	49.9	50.2
Deferred income tax assets	69.2	86.2
Other current assets	59.0	60.1

Total current assets	1,093.6	948.0

Long-term investments	552.5	553.5

Property and equipment
Land	187.1	184.3
Buildings	156.2	151.1
Vehicles	1,275.7	1,228.4
Other	157.7	153.6

	1,776.7	1,717.4
Less: Accumulated depreciation	124.3	47.6

	1,652.4	1,669.8

Other assets
Goodwill	183.1	183.1
Contracts and customer relationships	212.3	216.9
Deferred income tax assets	209.8	203.2
Deferred charges and other assets	75.8	78.2

	681.0	681.4

Total assets	$3,979.5	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions except par value per share)

	November 30,	August 31,
	2003	2003

	(unaudited)
LIABILITIES
Current liabilities
Accounts payable	$127.0	$119.4
Accrued liabilities	477.1	506.0
Current portion of long-term debt	76.0	69.4

Total current liabilities	680.1	694.8
Long-term debt	1,208.8	1,145.1
Pension liability	226.0	225.7
Other long-term liabilities	526.6	496.8

Total liabilities	2,641.5	2,562.4

SHAREHOLDERS’ EQUITY
Common Shares; $0.01 par value per share; issued and outstanding 103,806,110 (August 31, 2003 – 103,777,422)	1.0	1.0
Share premium	1,358.3	1,358.3
Common shares held in trust; 3,777,419 issued	(50.0)	(50.0)
Accumulated other comprehensive income (loss)	16.0	(9.1)
Retained earnings (deficit)	12.7	(9.9)

Total shareholders’ equity	1,338.0	1,290.3

Total liabilities and shareholders’ equity	$3,979.5	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

		Predecessor
		Company

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2003	2002

Revenue	$1,210.3	$1,162.2

Compensation expense	685.0	658.1
Accident claims and professional liability expenses	89.6	96.6
Vehicle related costs	69.9	66.5
Occupancy costs	49.9	48.6
Fuel	44.4	43.5
Depreciation	76.1	76.2
Amortization	4.6	0.2
Other operating expenses	121.3	116.8

Income from operating segments	69.5	55.7
Interest expense	(32.7)	(6.5)
Other financing related expenses	—	(8.2)
Other income	0.9	1.5

Income before income taxes and cumulative effect of a change in accounting principle	37.7	42.5
Income tax expense	(15.1)	(1.5)

Income before cumulative effect of a change in accounting principle	22.6	41.0
Cumulative effect of a change in accounting principle	—	(2,205.4)

Net income (loss)	$22.6	($2,164.4)

Basic earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.23	$0.13
Cumulative effect of a change in accounting principle	—	(6.77)

Net income (loss)	$0.23	($6.64)

Diluted earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.22	$0.13
Cumulative effect of a change in accounting principle	—	(6.77)

Net income (loss)	$0.22	($6.64)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

		Predecessor
		Company

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2003	2002

Net income (loss)	$22.6	($2,164.4)
Unrealized gains on securities net of reclassification adjustments for losses included in net income (net of $1.2 million of taxes; 2002 -NIL)	2.0	1.5
Foreign currency translation adjustments arising during the period (net of NIL taxes)	23.1	(1.4)

Comprehensive income (loss)	$47.7	($2,164.3)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

		Predecessor
		Company

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2003	2002

Operating activities
Net income (loss) for the period	$22.6	($2,164.4)
Items not affecting cash:
Cumulative effect of a change in accounting principle	—	2,205.4
Depreciation and amortization	80.7	76.4
Other financing related expenses	—	8.2
Deferred income taxes	14.1	—
Other items	4.1	(1.7)
Increase in claims liability and professional liability insurance accruals	5.8	28.7
Cash used in financing working capital items	(174.4)	(140.0)
Cash portion of other financing related expenses	(5.7)	(9.6)
Decrease (increase) in restricted cash and cash equivalents	1.2	(11.1)

Net cash used in operating activities	($51.6)	($8.1)

Investing activities
Purchase of property, equipment and other assets, net of proceeds from sale	($39.3)	($67.6)
Expended on acquisitions	—	(3.2)
Net increase in investments	(7.7)	(9.0)

Net cash used in investing activities	($47.0)	($79.8)

Financing activities
Net increase in long-term debt and other long-term liabilities	$73.4	$2.6

Net cash provided by financing activities	$73.4	$2.6

Net decrease in cash and cash equivalents	($25.2)	($85.3)
Cash and cash equivalents – beginning of period*	100.3	343.5

Cash and cash equivalents – end of period*	$75.1	$258.2

*	These amounts represent the unrestricted cash and cash equivalents

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

Note 1 – Basis of presentation

The accompanying interim consolidated financial statements of Laidlaw International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting, which conform, in all material respects (except as indicated in Note 11), with accounting principles generally accepted in Canada (“Canadian GAAP”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2004. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

On June 1, 2003, the Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. In accordance with the principles of fresh start accounting, the Company adjusted its assets and liabilities to their estimated fair values as of June 1, 2003. Due to the changes in the financial structure of the Company following its emergence from bankruptcy in June 2003, and the application of fresh start accounting, the consolidated financial statements of the Company issued subsequent to May 31, 2003 are not comparable with the consolidated financial statements issued by the predecessor company (the “Predecessor Company”) prior to June 1, 2003. A black line has been drawn on the accompanying Consolidated Financial Statements to separate and distinguish between the Company and the Predecessor Company.

The basic earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods (100.0 million for the three months ended November 30, 2003 and 325.9 million for the Predecessor Company in the three months ended November 30, 2002). The diluted earnings per share for the three months ended November 30, 2003 assumes the sale on the open market of the Company’s common shares held in trust.

Note 2 – Accounts receivable and revenue

Trade accounts receivable as of November 30, 2003 are net of $552.5 million (August 31, 2003 — $527.9 million) of allowances for uncompensated care and contractual allowances in the Company’s Healthcare Transportation and Emergency Management business segments (the “Healthcare Businesses”) and net of an allowance for doubtful accounts of $6.2 million (August 31, 2003 — $5.6 million) in the Company’s other three reportable segments.

Note 3 – Intangible assets

The contracts and customer relationships are net of $9.0 million of accumulated amortization at November 30, 2003 (August 31, 2003 — $4.5 million).

Included in deferred charges and other assets are radio frequency licenses totalling $12.0 million at November 30, 2003 (August 31, 2003 — $12.0 million). The licenses are considered to be assets with indefinite lives and as such, are not amortized.

Note 4 – Long-term debt and interest rate swap

In December 2003, the Company modified the terms of its $625.0 million loan maturing in June 2009 (the “Term B Facility”). The interest rate charged on the loan has been reduced by 1.25%, to LIBOR plus 3.75% from LIBOR plus 5.0%. Additionally, the LIBOR floor or minimum LIBOR rate has been reduced 0.25% to 1.75% from the previous floor of 2.0%. Additionally, the Company entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because the Company is required under the Term B Facility to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

Note 5 – Stock awards and options

Pursuant to the Company’s 2003 Equity and Performance Incentive Plan, in the first quarter of fiscal 2004 the Company issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. Due to the size and timing of the issuances, the impact on the Company’s consolidated financial statements is immaterial in the first quarter. A summary of stock based compensation issued in the quarter is as follows:

Stock options – On September 10, 2003, the Company issued 57,375 non-qualified stock options to non-employee directors with a strike price of $10.33 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

Stock options and tandem stock appreciation rights – On November 24, 2003, the Company issued 352,000 non-qualified stock options to key management employees with a strike price of $13.00 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years. In tandem with the stock option grant each participant received a stock appreciation right which allows the participant to receive, upon exercise of the right, the difference between the option strike price and fair market value of the Company’s stock on the exercise date. The Company can choose whether to deliver Company common stock or cash to the participant upon exercise of the stock appreciation right. Any exercise of a tandem stock appreciation right will automatically cancel the underlying stock option and any exercise of the stock option will automatically cancel the tandem stock appreciation right.

Restricted Shares – On September 10, 2003, the Company issued 28,688 shares of restricted common stock to non-employee directors which vest at the end of a three-year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares.

Deferred Shares – On November 24, 2003, the Company issued 672,000 deferred shares to key management employees that vest ratably over a four-year period. On each vesting date the employee will receive common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with the deferred shares.

Note 6 – Material contingencies

Ability of Greyhound Lines to continue as a going concern

Based upon the current financial forecast for Greyhound Lines, Inc. (“Greyhound Lines”) management is unable to predict with reasonable assurance whether Greyhound Lines will remain in compliance with the terms of its revolving credit facility (the “Greyhound Facility”). Management is closely monitoring this situation and intends on requesting covenant amendments should it appear likely such amendments will be necessary to remain in compliance with the covenants. In addition, Greyhound Lines will be seeking an extension of this facility prior to its current maturity of October 24, 2004. As of November 30, 2003, Greyhound Lines had $15.0 million of cash borrowings under the Greyhound Facility, issued letters of credit of $56.8 million and had availability of $44.1 million. Additionally, Greyhound Lines was in compliance with all covenants.

Although Greyhound Lines has been successful in obtaining necessary amendments and extensions to the Greyhound Facility in the past, there can be no assurances that they will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Greyhound Facility would not have a material effect on Greyhound Lines or the Company. If unsuccessful, this may impact Greyhound Lines’ ability to continue as a going concern. If the “going concern” basis on which Greyhound Lines’ consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound Lines. Accordingly, if such changes were made to Greyhound Lines’ consolidated financial statements, significant adjustments would be required to the Company’s consolidated financial statements.

Compliance by the Company with the financial and other covenants in its senior secured credit facility is generally not dependent on the financial results or financial condition of Greyhound Lines, as Greyhound Lines’ performance has been excluded for purposes of determining compliance with such provisions. Moreover, consistent with the intent to exclude events solely related to Greyhound Lines, the Company’s senior secured credit facility specifies that a default by Greyhound Lines under the Greyhound Facility or a bankruptcy filing by Greyhound Lines would not be an event of default under the Company’s senior secured credit facility. However, it is not clear whether and under what circumstances certain events related to the Company’s controlled group liabilities under ERISA with respect to Greyhound Lines’ pension plans would lead to an event of default under the Company’s senior secured credit facility in the context of a Greyhound Lines bankruptcy filing. The Company currently is working with the agents for the lenders under its senior secured credit facility to clarify that an event of default is not to be triggered under such controlled group provisions in the context of a Greyhound Lines bankruptcy filing in light of the parties’ intent to exclude events solely related to Greyhound Lines.

Should Greyhound Lines be unable to continue as a going concern, the Company may be required to honor certain of Greyhound Lines’ lease commitments and pension obligations. The Company’s management believes that any required expenditures with respect to such liabilities would not materially impact the Company’s financial condition. In addition, management believes that the Company will be successful in either obtaining a clarification of the Company’s senior secured credit facility to confirm the Company’s understanding that an event of default under the facility would not be triggered in the context of a Greyhound Lines bankruptcy filing or, if such clarification is not obtained, refinancing the credit facility on terms that would not have a material effect on the Company’s financial condition.

Organized strikes and work stoppages by unionized employees

The Company is party to collective bargaining agreements that cover the majority of its employees. The Company’s largest collective bargaining agreement is between Greyhound Lines and the Amalgamated Transit Union, or the ATU, and expires on January 31, 2004. If the Company’s unionized employees were to engage in a strike or other work stoppage prior to such expiration, or if the Company is unable to negotiate acceptable extensions of the agreement resulting in a strike or other work stoppage by the affected workers, the Company could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could have a material adverse effect on our business, financial condition and results of operations.

Contingent bonuses

The Company and two of its subsidiaries, American Medical Response, Inc. (“AMR”) and EmCare Holdings, Inc. (“EmCare”) are parties to an employment agreement effective October 1, 2002 with William A. Sanger under which Mr. Sanger serves as President and Chief Executive Officer of AMR and Chief Executive Officer of EmCare. Pursuant to the agreement, Mr. Sanger is entitled to a bonus payment upon a sale, or an initial public offering, of the stock of AMR and/or EmCare. This bonus is also payable if Mr. Sanger remains employed on October 1, 2007 and neither a sale nor initial public offering has occurred. With respect to AMR, the bonus is equal to 5% of the enterprise value of AMR in excess of $410 million at the time of the event that entitles Mr. Sanger to the payment. With respect to EmCare, the bonus is equal to 5% of the enterprise value of EmCare in excess of $125 million at the time of the event that entitles Mr. Sanger to the payment.

EmCare is party to an employment agreement effective April 1, 2003 with Don S. Harvey under which Mr. Harvey serves as President and Chief Operating Officer of EmCare. Pursuant to the agreement, Mr. Harvey is entitled to a bonus payment upon a sale, or an initial public offering, of the stock of EmCare provided Mr. Harvey remains employed under the agreement upon the occurrence of such event. The bonus is equal to 2% of the enterprise value of EmCare in excess of $125 million at the time of the event that entitles Mr. Harvey to the payment.

No amounts were required to be accrued under these agreements as of November 30, 2003.

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

Note 7 – Cumulative effect of a change in accounting principle

Effective September 1, 2002, the Predecessor Company adopted SFAS 142 and, as a result, the Predecessor Company ceased to amortize goodwill. SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. To determine estimated fair value of the reporting units the Predecessor Company utilized independent valuations of the underlying businesses.

During the three months ended November 30, 2002, the Predecessor Company completed the impairment assessment as required by SFAS 142 and determined that a significant portion of its goodwill was impaired as of September 1, 2002. As a result, the Predecessor Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of a change in accounting principle.

Note 8 – Segmented information

The Company has five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. Revenues and income from operations before depreciation and amortization of the segments for the three months ended November 30, 2003 and 2002 are as follows:

		Predecessor
		Company
($ in millions)	2003	2002

Education services
Revenue	$455.7	$456.2
Income from operations before depreciation and amortization	109.5	106.6

Public Transit services
Revenue	$72.1	$70.6
Income (loss) from operations before depreciation and amortization	0.5	(0.1)

Greyhound
Revenue	$287.1	$274.4
Income (loss) from operations before depreciation and amortization	10.6	(1.5)

Healthcare Transportation services
Revenue	$262.0	$247.5
Income from operations before depreciation and amortization	19.0	19.1

Emergency Management services
Revenue	$133.4	$113.5
Income from operations before depreciation and amortization	10.6	8.0

The Company’s goodwill balance of $183.1 million (August 31, 2003 — $183.1 million) is composed of goodwill from the Education services segment.

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2003 with the exception of the Education services segment where total identifiable assets at November 30, 2003 were $1,442.3 million compared to $1,309.6 million at August 31, 2003. The increase is due primarily to seasonal accounts receivable changes.

Consolidated

		Predecessor
		Company
($ in millions)	2003	2002

Revenue	$1,210.3	$1,162.2

Income from operations before depreciation and amortization	150.2	132.1
Depreciation and amortization expense	80.7	76.4

Income from operating segments	69.5	55.7
Interest expense	(32.7)	(6.5)
Other financing related expenses	—	(8.2)
Other income	0.9	1.5
Income tax expense	(15.1)	(1.5)

Income for the period before cumulative effect of a change in accounting principle	$22.6	$41.0

Note 9 – Condensed financial statements of restricted subsidiaries

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the Company is required to segregate the consolidated results of operations between the subsidiaries of the Company that are not a party to the agreement, which are comprised of the U.S. based businesses in the Greyhound segment (the “Unrestricted Subsidiaries”), and the Company and its remaining subsidiaries (the “Restricted Subsidiaries”).

Condensed Consolidated Statement of Operations
Three Months Ended November 30, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$980.1	$230.2	$1,210.3
Compensation expense	583.8	101.2	685.0
Accident claims and professional liability expenses	73.0	16.6	89.6
Vehicle related costs	35.5	34.4	69.9
Occupancy costs	30.1	19.8	49.9
Fuel	30.9	13.5	44.4
Depreciation	65.6	10.5	76.1
Amortization	4.6	—	4.6
Other operating expenses	85.4	35.9	121.3

Income (loss) from operations	71.2	(1.7)	69.5
Interest expense	(25.9)	(6.8)	(32.7)
Other income (loss)	1.1	(0.2)	0.9

Income (loss) from operations before income taxes	46.4	(8.7)	37.7
Income tax recovery (expense)	(18.6)	3.5	(15.1)

Net income (loss)	$27.8	($5.2)	$22.6

Condensed Consolidated Balance Sheet
November 30, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$55.5	$19.6	$75.1
Restricted cash and cash equivalents	67.7	—	67.7
Short-term deposits and marketable securities	17.7	—	17.7
Trade accounts receivable	659.6	26.0	685.6
Other receivables	38.7	14.7	53.4
Income taxes recoverable	15.5	0.5	16.0
Parts and supplies	38.6	11.3	49.9
Deferred income tax assets	60.0	9.2	69.2
Other current assets	45.5	13.5	59.0

Total current assets	998.8	94.8	1,093.6
Long-term investments	511.5	41.0	552.5
Property and equipment	1,280.7	371.7	1,652.4
Goodwill	183.1	—	183.1
Contracts and customer relationships	212.3	—	212.3
Deferred income tax assets	93.6	116.2	209.8
Deferred charges and other assets	65.4	10.4	75.8

Total assets	$3,345.4	$634.1	$3,979.5

Current liabilities
Accounts payable	$102.2	$24.8	$127.0
Accrued liabilities	370.7	106.4	477.1
Current portion of long-term debt	57.2	18.8	76.0

Total current liabilities	530.1	150.0	680.1
Long-term debt	1,075.9	132.9	1,208.8
Pension liability	4.4	221.6	226.0
Other long-term liabilities	435.6	91.0	526.6

Total liabilities	2,046.0	595.5	2,641.5
Shareholders’ equity	1,299.4	38.6	1,338.0

Total liabilities and shareholders’ equity	$3,345.4	$634.1	$3,979.5

Condensed Consolidated Statement of Cash Flows
Three Months Ended November 30, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash used in operating activities	($49.8)	($1.8)	($51.6)

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	($32.8)	($6.5)	($39.3)
Net increase in investments	(6.0)	(1.7)	(7.7)

Net cash used in investing activities	($38.8)	($8.2)	($47.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$89.0	($15.6)	$73.4

Net cash provided by (used in) financing activities	$89.0	($15.6)	$73.4

Net increase (decrease) in cash and cash equivalents	$0.4	($25.6)	($25.2)
Cash and cash equivalents at:
Beginning of period	55.1	45.2	100.3

End of period	$55.5	$19.6	$75.1

Predecessor Company
Condensed Consolidated Statement of Operations
Three Months Ended November 30, 2002

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$935.9	$226.3	$1,162.2
Compensation expense	550.2	107.9	658.1
Accident claims and professional liability expenses	80.6	16.0	96.6
Vehicle related costs	35.0	31.5	66.5
Occupancy costs	29.5	19.1	48.6
Fuel	29.3	14.2	43.5
Depreciation	64.0	12.2	76.2
Amortization	0.2	—	0.2
Other operating expenses	80.0	36.8	116.8

Income (loss) from operating segments	67.1	(11.4)	55.7
Interest expense	(1.4)	(5.1)	(6.5)
Other financing related expenses	(8.2)	—	(8.2)
Other income	1.5	—	1.5

Income (loss) before income taxes and cumulative effect of a change in accounting principle	59.0	(16.5)	42.5
Income tax expense	(1.1)	(0.4)	(1.5)

Income (loss) from operations before cumulative effect of a change in accounting principle	57.9	(16.9)	41.0
Cumulative effect of a change in accounting principle	(1,775.9)	(429.5)	(2,205.4)

Net loss	($1,718.0)	($446.4)	($2,164.4)

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three Months Ended November 30, 2002

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	($33.7)	$25.6	($8.1)
Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	($35.0)	($32.6)	($67.6)
Expended on acquisitions	(3.2)	—	(3.2)
Net decrease in investments	(8.0)	(1.0)	(9.0)

Net cash used in investing activities	($46.2)	($33.6)	($79.8)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other non-current liabilities	($3.3)	$5.9	$2.6

Net cash provided by (used in) financing activities	($3.3)	$5.9	$2.6

Net decrease in cash and cash equivalents	($83.2)	($2.1)	($85.3)
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$240.6	$17.6	$258.2

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Trade accounts receivable	478.8	23.4	502.2
Other receivables	31.7	17.9	49.6
Income taxes recoverable	18.3	(0.3)	18.0
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0
Long-term investments	514.1	39.4	553.5
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,190.2	$662.5	$3,852.7

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8
Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	408.2	88.6	496.8

Total liabilities	1,946.3	616.1	2,562.4
Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,190.2	$662.5	$3,852.7

Note 10 – Guarantors of Senior Notes

The Company’s $406.0 million Senior Notes are guaranteed by the Company’s subsidiaries, other than the Unrestricted Subsidiaries, the Canadian subsidiaries and any of the Company’s subsidiaries that are in the business of insurance. The condensed consolidated financial statements for the guarantors, the non-guarantors and the parent company (reported as the Company and as the Predecessor Company for historical purposes) are as follows:

Condensed Consolidated Statement of Operations
Three months ended November 30, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$872.5	$337.8	$—	$1,210.3
Operating, selling, general and administrative expenses	—	743.3	316.8	—	1,060.1
Depreciation and amortization expense	—	60.2	20.5	—	80.7
Intercompany management fees (income)	—	(0.8)	0.8	—	—

Income (loss) from operating segments	—	69.8	(0.3)	—	69.5
Interest expense, net of other income	(25.1)	(0.1)	(6.6)	—	(31.8)
Intercompany interest income (expense)	(0.5)	1.1	(0.6)	—	—
Equity in earnings (loss) of intercompany investments	38.0	(5.9)	—	(32.1)	—

Income (loss) before income taxes	12.4	64.9	(7.5)	(32.1)	37.7
Income tax recovery (expense)	10.2	(28.3)	3.0	—	(15.1)

Net income (loss)	$22.6	$36.6	($4.5)	($32.1)	$22.6

Condensed Consolidated Balance Sheet
As of November 30, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$22.7	$832.2	$238.7	$—	$1,093.6
Long-term deferred income tax assets	59.3	—	187.7	(37.2)	209.8
Intercompany receivables (payables) and investments	2,231.1	(100.0)	53.3	(2,184.4)	—
Long-term investments	108.7	114.8	329.0	—	552.5
Property and equipment	—	976.9	675.5	—	1,652.4
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	212.3	—	—	212.3
Deferred charges and other assets	44.4	20.9	10.5	—	75.8

	$2,466.2	$2,240.2	$1,494.7	($2,221.6)	$3,979.5

Current liabilities	$69.5	$271.6	$339.0	$—	$680.1
Non-current liabilities	1,058.7	182.1	757.8	(37.2)	1,961.4
Shareholders’ equity	1,338.0	1,786.5	397.9	(2,184.4)	1,338.0

	$2,466.2	$2,240.2	$1,494.7	($2,221.6)	$3,979.5

Condensed Consolidated Statement of Cash Flows
Three months ended November 30, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	($18.9)	($81.8)	$49.1	($51.6)

Cash flows from investing activities:
Purchases of property, equipment and other assets net of proceeds from sale	$—	($13.7)	($25.6)	($39.3)
Net decrease (increase) in investments	1.6	1.2	(10.5)	(7.7)

Net cash provided by (used in) investing activities	$1.6	($12.5)	($36.1)	($47.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$83.8	($3.6)	($6.8)	$73.4
Increase (decrease) in intercompany advances	(88.4)	121.8	(33.4)	—

Net cash provided by (used in) financing activities	($4.6)	$118.2	($40.2)	$73.4

Net increase (decrease) in cash and cash equivalents	($21.9)	$23.9	($27.2)	($25.2)
Cash and cash equivalents at:
Beginning of period	40.8	3.8	55.7	100.3

End of period	$18.9	$27.7	$28.5	$75.1

Predecessor Company
Condensed Consolidated Statement of Operations
Three months ended November 30, 2002

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$845.9	$316.3	$—	$1,162.2
Operating, selling, general and administrative expenses	3.0	709.3	317.8	—	1,030.1
Depreciation and amortization expense	0.1	55.1	21.2	—	76.4
Intercompany management fees (income)	(19.2)	15.5	3.7	—	—

Income (loss) from operating segments	16.1	66.0	(26.4)	—	55.7
Interest expense, net of other income	(0.1)	(0.4)	(4.5)	—	(5.0)
Intercompany interest income (expense)	—	0.6	(0.6)	—	—
Other financing related expenses	(5.2)	(3.0)	—	—	(8.2)
Equity in earnings (loss) of intercompany investments	30.4	(16.9)	—	(13.5)	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	41.2	46.3	(31.5)	(13.5)	42.5
Income tax expense	(0.2)	(0.7)	(0.6)	—	(1.5)

Income (loss) before cumulative effect of a change in accounting principle	41.0	45.6	(32.1)	(13.5)	41.0
Cumulative effect of a change in accounting principle	—	(1,668.0)	(537.4)	—	(2,205.4)
Equity in loss from cumulative effect of a change in accounting principle of intercompany investments	(2,205.4)	(429.5)	—	2,634.9	—

Net income (loss)	($2,164.4)	($2,051.9)	($569.5)	$2,621.4	($2,164.4)

Predecessor Company
Condensed Consolidated Statement of Cash Flows
For the three months ended November 30, 2002

				Consolidated
($ millions)	Parent Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$5.4	($42.1)	$28.6	($8.1)

Cash flows from investing activities:
Purchases of property, equipment and other assets net of proceeds from sale	$—	($24.4)	($43.2)	($67.6)
Expended on acquisitions	—	(3.2)	—	(3.2)
Net decrease (increase) in investments	0.4	(9.5)	0.1	(9.0)

Net cash provided by (used in) investing activities	$0.4	($37.1)	($43.1)	($79.8)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$—	($1.5)	$4.1	$2.6

Net cash provided by (used in) financing activities	$—	($1.5)	$4.1	$2.6

Net increase (decrease) in cash and cash equivalents	$5.8	($80.7)	($10.4)	($85.3)
Cash and cash equivalents at:
Beginning of period	12.0	291.3	40.2	343.5

End of period	$17.8	$210.6	$29.8	$258.2

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$44.0	$662.7	$241.3	$—	$948.0
Long-term deferred income tax assets	49.1	—	183.9	(29.8)	203.2
Intercompany receivables and investments	2,083.4	25.9	18.8	(2,128.1)	—
Long-term investments	110.3	129.0	314.2	—	553.5
Property and equipment	—	1,015.7	654.1	—	1,669.8
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	216.8	0.1	—	216.9
Deferred charges and other assets	46.5	20.2	11.5	—	78.2

	$2,333.3	$2,253.4	$1,423.9	($2,157.9)	$3,852.7

Current liabilities	$44.1	$296.7	$354.0	$—	$694.8
Non-current liabilities	998.9	180.6	717.9	(29.8)	1,867.6
Shareholders’ equity	1,290.3	1,776.1	352.0	(2,128.1)	1,290.3

	$2,333.3	$2,253.4	$1,423.9	($2,157.9)	$3,852.7

Note 11 — United States and Canadian Accounting Principles

These consolidated financial statements have been prepared in accordance with U.S. GAAP and conform in all material respects with Canadian GAAP, except as follows:

		Predecessor
		Company
Three months ended November 30, ($ millions)	2003	2002

Net income (loss) in accordance with U.S. GAAP	$22.6	($2,164.4)
Effects of differences in accounting for:
Costs of start-up activities (a)	—	(3.3)
Impairment charges under U.S. GAAP (b)	—	2,205.4

Net income in accordance with Canadian GAAP	$22.6	$37.7

Basic net income per share	$0.23	$0.12

The amounts in the consolidated balance sheets that materially differ from those reported under U.S. GAAP are as follows: ($ in millions)

	November 30, 2003		August 31, 2003*

	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP

Assets:
Long-term investments (c)	$552.5	$559.3	$553.5	$563.5
Goodwill (d)	183.1	—	183.1	—
Deferred income tax assets (c)	279.0	276.7	289.4	285.9
Liabilities and Shareholders’ Equity
Cumulative foreign currency translation adjustments (c)	—	20.5	—	(2.6)
Share premium (d)	1,358.3	1,175.2	1,358.3	1,175.2
Accumulated other comprehensive income (loss) (c)	16.0	—	(9.1)	—

*	Refer to Note 26 of the Notes to the Consolidated Financial Statements as of August 31, 2003.

(a) Reporting on the costs of start-up activities

During fiscal 2000, the Predecessor Company applied SOP 98-5. As a result, during fiscal 2000, the Predecessor Company expensed $27.3 million in unamortized costs of start-up activities as a cumulative effect of a change in accounting principle under U.S. GAAP. Under Canadian GAAP, SOP 98-5 is not applicable. As a result, under Canadian GAAP, the Predecessor Company did not record the $27.3 million change in accounting principle amount and continued with the policy of deferring start-up costs and amortizing the deferrals over a reasonable period representing an overall adjustment to conform to Canadian GAAP of $3.3 million expense during the three months ended November 30, 2002. Fresh Start accounting eliminated this GAAP difference for periods subsequent to June 1, 2003, because the unamortized deferred start-up costs remaining under Canadian GAAP were written off on Fresh Start.

(b) Goodwill impairment

Prior to September 2002, the Predecessor Company had different accounting policies for determining goodwill impairment for Canadian and U.S. GAAP reporting. This difference in accounting policy resulted in additional goodwill impairment losses under Canadian GAAP for periods prior to September 2002.

As of September 1, 2002, the Predecessor Company followed the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets” and similar guidance under Canadian GAAP. The guidance in both countries discontinued the amortization of intangible assets with indefinite useful lives. In addition, the Predecessor Company was required to test goodwill and intangible assets with an indefinite life for impairment in accordance with the provisions of SFAS 142 and Canadian GAAP. Pursuant to the guidance, any impairment loss is to be recorded directly through the deficit account for Canadian GAAP and recorded as a cumulative effect of change in accounting principle on the consolidated statement of operations for U.S. GAAP. On September 1, 2002, under Canadian GAAP, this resulted in an impairment charge totalling $16.0 million. Under U.S. GAAP, this resulted in an impairment loss totalling $2,205.4 million, recorded as a cumulative effect of a change in accounting principle.

(c) Comprehensive income

U.S. GAAP requires that a comprehensive income statement be prepared. Under U.S. GAAP, available-for-sale securities are to be reported at their fair values, with unrealized gains or losses reported in a separate component of shareholders’ equity along with the cumulative foreign currency translation adjustments. These amounts are tax affected and reported under the balance sheet caption “Accumulated other comprehensive income (loss)”.

Canadian GAAP does not have the concept of comprehensive income (loss). The cumulative foreign currency translation adjustment is reported in a separate component of shareholders’ equity. In addition, the adjustment of the available-for-sale securities to their fair values, net of tax, (November 30, 2003 — $4.5 million, August 31, 2003 — $6.5 million) is not recorded under Canadian GAAP.

(d) Fresh Start accounting adjustments

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate overview

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three months ended November 30, 2003 as compared to the same period in 2002 and the Company’s consolidated financial position at November 30, 2003. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2003.

We are primarily a bus and healthcare transportation provider in the United States and Canada. We operate in five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. See Note 8 — “Segmented Information” of Notes to Consolidated Financial Statements in this Report.

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the Company is required to segregate the consolidated results of operations between the subsidiaries of the Company that are not a party to the agreement, which are comprised of the U.S. based businesses in the Greyhound segment (the “Unrestricted Subsidiaries”), and the Company and its remaining subsidiaries (the “Restricted Subsidiaries”).

Results of Operations

As discussed in Note 1 — “Basis of Presentation” of the Notes to the Consolidated Financial Statements included in this Report, we adopted fresh start accounting effective June 1, 2003 and our results of operations and cash flows have been separated as pre-June 1 and post-May 31, 2003 due to a change in basis of accounting in the underlying assets and liabilities. For purposes of the following discussion, we refer to our results prior to June 1, 2003 as results for the Predecessor Company and we refer to our results after May 31, 2003 as results for the Company. However, for the reasons described in Note 1 and due to other non-recurring adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Company’s financial statements. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of our future results or providing an accurate comparison of financial performance.

Three months ended November 30, 2003 compared with the Predecessor Company three months ended November 30, 2002 results of operations

			Percentage
	Percentage of Revenue		Increase (Decrease)

	Three Months ended

	November 30,	November 30,
	2003	2002

Revenue	100.0%	100.0%	4.1%

Compensation expense	56.6	56.6	4.1
Accident claims and professional liability expenses	7.4	8.3	(7.2)
Vehicle related costs	5.8	5.7	5.1
Occupancy costs	4.1	4.2	2.7
Fuel	3.7	3.7	2.1
Depreciation	6.3	6.6	(0.1)
Amortization	0.4	—	NM
Other operating expenses	10.0	10.1	3.9

Income from operating segments	5.7	4.8	24.8
Interest expense	(2.7)	(0.6)
Other financing related expenses	—	(0.7)
Other income	0.1	0.1

Income before income taxes and cumulative effect of a change in accounting principle	3.1	3.6
Income tax expense	(1.2)	(0.1)

Income before cumulative effect of a change in accounting principle	1.9	3.5
Cumulative effect of a change in accounting principle	—	(189.7)

Net income (loss)	1.9%	(186.2%)

Revenue

The sources of revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

					Percentage Increase
	Revenue				(Decrease)

	For the Three Months ended

	November 30, 2003		November 30, 2002

Education services	$455.7	37.7%	$456.2	39.2%	(0.1%)
Public transit services	72.1	6.0	70.6	6.1	2.1
Greyhound	287.1	23.7	274.4	23.6	4.6
Healthcare transportation services	262.0	21.6	247.5	21.3	5.9
Emergency management services	133.4	11.0	113.5	9.8	17.5

Total	$1,210.3	100.0%	$1,162.2	100.0%	4.1

Restricted Subsidiaries	$980.1	81.0%	$935.9	80.5%	4.7%
Unrestricted Subsidiaries	230.2	19.0	226.3	19.5	1.7

Total	$1,210.3	100.0%	$1,162.2	100.0%	4.1

Revenue in the Education services segment was flat as the effect of lost business ($29.0 million of which the City of Boston contract comprised $14.2 million) was offset by new contracts ($8.4 million), price increases ($12.8 million), the strengthening of the Canadian currency relative to the U.S. dollar and some internal growth on existing contracts.

The 2.1% increase in the Public Transit services revenue was primarily attributable to additional routes and services and, to a lesser extent, price increases.

The 4.6% increase in revenue in Greyhound segment is primarily attributable to an increase in Canadian-based revenue due to the strengthening of the Canadian currency relative to the U.S. dollar and, to a lesser extent, an increase in tour and charter revenue in Greyhound Lines, Inc. (“Greyhound Lines”) due to new contracts.

The 5.9% increase in revenue in the Healthcare Transportation services segment is due to fee increases and improved collections resulting in an increase in revenue per transport.

The 17.5% increase in the Emergency Management services segment was primarily due to new contracts that resulted in an increased number of visits, as well as an increase in the revenue per visit recorded through improved collections.

The 4.7% increase in the Restricted Subsidiaries revenue was primarily a result of the increase in revenue in the Healthcare Transportation services and Emergency Management services segments discussed above.

The 1.7% increase in the Unrestricted Subsidiaries revenue was primarily a result of an increase in tour and charter revenue at Greyhound Lines due to new contracts.

EBITDA

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as income from continuing operations before interest, income taxes, depreciation, amortization, other income, other financing related expenses and cumulative effect of a change in accounting principles. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to the net income (loss) and net cash used in operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	The Three Months ended

	November 30,	November 30,
	2003	2002

EBITDA	$150.2	$132.1
Depreciation and amortization	(80.7)	(76.4)
Interest expense	(32.7)	(6.5)
Other income	0.9	1.5
Other financing related expenses	—	(8.2)
Income tax expense	(15.1)	(1.5)

Income from continuing operations before cumulative effect of a change in accounting principle	22.6	41.0
Cumulative effect of a change in accounting principle	—	(2,205.4)

Net income (loss)	$22.6	($2,164.4)

	The Three Months ended

	November 30,	November 30,
	2003	2002

EBITDA	$150.2	$132.1
Cash paid for interest	(20.2)	(11.3)
Cash paid for other financing related expenses	(5.7)	(9.6)
Other income	0.9	1.5
Cash received (paid) for income taxes	1.1	(1.0)
Increase in claims liabilities and professional liability reserves	5.8	28.7
Cash used in financing other working capital items	(184.8)	(135.7)
Decrease (increase) in restricted cash and cash equivalents	1.2	(11.1)
Other	(0.1)	(1.7)

Net cash used in operating activities	($51.6)	($8.1)

EBITDA by segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

					Percentage
					Increase
	EBITDA				(Decrease)

	For the Three Months ended

	November 30,		November 30,
	2003		2002

Education services	$109.5	72.9%	$106.6	80.7%	2.7%
Public Transit services	0.5	0.3	(0.1)	(0.1)	NM
Greyhound	10.6	7.1	(1.5)	(1.1)	NM
Healthcare Transportation services	19.0	12.6	19.1	14.4	(0.5)
Emergency Management services	10.6	7.1	8.0	6.1	32.5

Total	$150.2	100.0%	$132.1	100.0%	13.7

Restricted Subsidiaries	$141.4	94.1%	131.3	99.4%	7.7%
Unrestricted Subsidiaries	8.8	5.9	0.8	0.6	NM

Total	$150.2	100.0%	$132.1	100.0%	13.7

Income from operations before depreciation and amortization

The following is a discussion of factors affecting the income from operations before depreciation and amortization, of the Company’s business segments for the reported periods.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Education services segment was $2.9 million higher than the three months ended November 30, 2002. Reduced accident claims costs and a strengthening of the Canadian currency relative to the U.S. dollar were the primary factors.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Public Transit services segment was $0.6 million higher than 2002. The contribution associated with increased revenue and lower accident claims costs were the primary reasons for the increase.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Greyhound segment was $12.1 million higher than the three months ended November 30, 2002. The increase is principally the result of significant cost reductions at Greyhound Lines due to reduced miles operated and head count reductions as well as contributions from revenue increases.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Healthcare Transportation services segment was $0.1 million lower than 2002, as the increase in revenue was offset by increased compensation expenses.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Emergency Management services segment increased $2.6 million from 2002. The increase was primarily due to the contribution from the increased revenue.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Restricted Subsidiaries was $10.1 million higher than the three months ended November 30, 2002 due to improvements in all segments as discussed above.

In the three months ended November 30, 2003, the income from operations before depreciation and amortization in the Unrestricted Subsidiaries was $8.0 million higher than the three months ended November 30, 2002 due to cost reduction initiatives taken at Greyhound Lines.

Depreciation expense

Depreciation expense for the three months ended November 30, 2003 was basically unchanged from the three months ended November 30, 2002, reflecting a $1.6 million increase in depreciation for the Restricted Subsidiaries and a $1.7 million decrease in depreciation for the Unrestricted Subsidiaries.

Amortization expense

Amortization expense for the three months ended November 30, 2003 increased $4.4 million to $4.6 million from $0.2 million due to the amortization of contract values and customer relationships that were established at fresh start. No amortization related to the Unrestricted Subsidiaries.

Interest expense

In the three months ended November 30, 2003, interest expense increased to $32.7 million from $6.5 million in the three months ended November 30, 2002. The increase is primarily due to interest incurred on long-term debt associated with our senior secured credit facility and the senior notes. No interest expense was incurred on prepetition debt for the three months ended November 30, 2002. Interest expense for the Unrestricted Subsidiaries increased $1.7 million, reflecting a higher effective interest rate on borrowings as a result of discounts on long-term debt recorded as fair value adjustments at fresh start.

Other financing related expenses

For the three months ended November 30, 2003 there were no other financing related expenses as all expenses were incurred prior to the reorganization.

Other financing related expenses for the Predecessor Company for the three months ended November 30, 2002 were $8.2 million (of which none was attributable to the Unrestricted Subsidiaries). Other financing related expenses principally represent professional fees and other costs incurred by the Predecessor Company. The professional fees and other costs include financing, accounting, legal and consulting services incurred during the reorganization process.

Other income

Other income was $0.9 million in the three months ended November 30, 2003, relatively unchanged from the $1.5 million in the three months ended November 30, 2002 .

Cumulative effect of a change in accounting principle

Effective September 1, 2002, we adopted SFAS 142 and, as a result, we recorded a non-cash charge of $2,205.4 million on September 1, 2002 as a cumulative effect of a change in accounting principle.

Income tax expense

Income tax expense for the three months ended November 30, 2003 was $15.1 million compared to $1.5 million in the three months ended November 30, 2002. Tax expense in the prior period only represented estimated cash taxes as the Predecessor Company had established a full valuation allowance against its net deferred tax assets. Of the $15.1 million provided in the three months ended November 30, 2003, $1.0 million represents cash taxes payable and the balance reflects the utilization of deferred tax assets.

Net income (loss) and earnings (loss) per share

For the three months ended November 30, 2003, the net income was $22.6 million or $0.23 per share. The weighted average number of common shares was 100.0 million.

The net loss of the Predecessor Company was ($2,164.4) million or $(6.64) per share for the three months ended November 30, 2002. The weighted average number of common shares of the Predecessor Company for the period was 325.9 million.

Liquidity and capital resources

For the three months ended November 30, 2003 cash used in operating activities was $51.6 million (of which $1.8 million was attributable to the Unrestricted Subsidiaries) compared to $8.1 million in the three months ended November 30, 2002. The increase in cash used in operating activities of $43.5 million is primarily a result of the increase in cash used to finance working capital of $34.4 million, principally associated with increased accounts receivable in both the Healthcare Transportation and Emergency Management services segments as a result of revenue growth.

Net expenditures for the purchase of capital assets for normal replacement requirements and increases in service were decreased to $39.3 million in the three months ended November 30, 2003 from $67.6 million for the three months ended November 30, 2002. This decrease is primarily a result of curtailed capital spending. No portion of the purchases of capital assets for the reported periods were financed by notes payable, operating leases and/or capital leases.

The Company requires significant cash flows to finance capital expenditures and to meet its debt service and other continuing obligations. Although we will continue to be substantially leveraged, we believe that borrowings under the revolving credit facility, together with existing cash and cash flow from operations, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.

In June 2003, the Company established a $200.0 million senior secured revolving credit facility (the “Revolver”) due June 2008. As at November 30, 2003, $93.1 million was drawn on the revolver for cash borrowing, $20.7 million for the issuance of letters of credit and $73.2 million was reserved for guarantee obligations on Greyhound Lines’ vehicle leases, leaving availability of $13.0 million.

Under the terms of the Company’s various debt agreements the Company is required to meet certain financial covenants including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of November 30, 2003, the Company was in compliance with all such covenants.

Critical Accounting Policies

Reference is made to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2003. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Company’s consolidated financial statements. Reference is made to “Critical Accounting Policies” in Item 7 of the Company’s Form 10-K for the year ended August 31, 2003 for a description of the Company’s most critical accounting policies.

Commitments and Contingencies

Reference is made to Note 22 — “Commitments and Contingencies” of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003 for a description of the Company’s material commitments. Reference is made to Note 6 — “Material Contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

Forward looking statements

Certain statements contained in this report, including statements regarding the status of future operating results and market opportunities, possible asset dispositions and other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to; Greyhound Lines’ ability to continue as a going concern; market factors, including competitive pressures and changes in pricing policies; changes in interpretations of existing legislation or the adoption of new legislation; loss of major customers; the significant restrictive covenants in the senior secured credit facility; the ability to continue to satisfy bonding requirements for existing or new customers; volatility in energy costs; the costs and risks associated with litigation; costs related to accident and other claims; potential pension plan funding requirements; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. For further risks, uncertainties and contingencies relating to the Company, see “Note Regarding Forward-Looking Statements” and “Item 7 Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Risk Factors” in the Company’s Form 10-K for the year ended August 31, 2003 and in the Company’s other filings from time to time with the Securities and Exchange Commission.

LAIDLAW INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the disclosures provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as set forth in the Company’s 2003 Form 10-K except as follows:

In December 2003, the Company modified the terms of its $625.0 million loan maturing in June 2009 (the “Term B Facility”). The interest rate charged on the loan has been reduced by 1.25%, to LIBOR plus 3.75% from LIBOR plus 5.0%. Additionally, the LIBOR floor or minimum LIBOR rate has been reduced 0.25% to 1.75% from the previous floor of 2.0%. Additionally, the Company entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because the Company is required under the Term B Facility to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

LAIDLAW INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended August 31, 2003 for a description of certain legal proceedings presently pending. There are no material new cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings, except as set forth below:

General Litigation and Other Disputes

During the first quarter of fiscal 2004, AMR was advised by the United States Department of Justice (“DOJ”), that it continues to investigate certain business practices at AMR. The specific practices at issue were primarily the focus of a January 4, 2002 subpoena served on AMR by the Office of the Inspector General of the United States Department of Health and Human Services. Specifically, DOJ is investigating (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. At this juncture, it is not possible to predict the ultimate conclusion of this investigation, nor is it possible to calculate any possible financial exposure to the Company.

As previously reported, the Company is subject to certain environmental liabilities. Specifically, Greyhound Lines may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by Greyhound Lines. Based upon surveys conducted solely by Greyhound Lines’s personnel or its experts, 36 active and seven inactive locations have been identified as sites requiring potential clean-up and/or remediation as of November 30, 2003. Additionally, Greyhound Lines is potentially liable with respect to six active and seven inactive locations which the EPA has designated as Superfund sites. Greyhound Lines, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA’s enforcement activities to date, Greyhound Lines believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, Greyhound Lines has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

Greyhound Lines has recorded a total environmental liability of $5.6 million at November 30, 2003, of which approximately $1.0 million is indemnifiable by the predecessor owner of Greyhound Line’s domestic bus operations, Viad Corp. The environmental liability relates to sites identified for potential clean-up and/or remediation and the majority of this environmental liability is expected to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Amendment No. 2 to Credit Agreement, dated as of December 17, 2003, among Laidlaw International, Inc., certain of its subsidiaries and the financial institutions named herein.

	31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K during the quarter ended November 30, 2003

Current Report on Form 8-K, dated November 18, 2003, furnished to the Securities and Exchange Commission and relating to the Company’s press release announcing its financial results for the fiscal year ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.

By: /s/ Douglas A. Carty
Date: January 13, 2004	Douglas A. Carty
Senior Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial
Officer