Form 10-Q
period 2004-02-29
LAIDLAW INTERNATIONAL INC
filed 2004-04-12
CIK 737874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004
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

          As of March 31, 2004, there were 103,806,110 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of February 29, 2004 (Unaudited) and August 31,2003	3
	Consolidated Statements of Operations for the Three Month and Six Month Periods Ended February 29, 2004 and February 28, 2003 (Unaudited)	5
	Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Six Month Periods Ended February 29, 2004 and February 28, 2003 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Three Month and Six Month Periods Ended February 29, 2004 and February 28, 2003 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits and Reports on Form 8-K	37
SIGNATURES		38
Principal Executive Officer's Certifications
Principal Financial Officer's Certifications
Certification Pursuant to Section 906

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 29,	August 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93.1	$100.3
Restricted cash and cash equivalents	64.8	39.4
Short-term deposits and marketable securities	12.8	42.0
Accounts receivable	715.4	569.8
Parts and supplies	50.2	50.2
Deferred income tax assets	77.3	86.2
Other current assets	66.4	60.1

Total current assets	1,080.0	948.0

Long-term investments	572.9	553.5

Property and equipment
Land	187.2	184.3
Buildings	161.7	151.1
Vehicles	1,309.7	1,228.4
Other	161.9	153.6

	1,820.5	1,717.4
Less: Accumulated depreciation	180.6	47.6

	1,639.9	1,669.8

Other assets
Goodwill	183.1	183.1
Contracts and customer relationships	208.9	216.9
Deferred income tax assets	198.4	203.2
Deferred charges and other assets	75.5	78.2

	665.9	681.4

Total assets	$3,958.7	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 29,	August 31,
	2004	2003
	(unaudited)
LIABILITIES
Current liabilities
Accounts payable	$123.8	$119.4
Accrued liabilities	489.4	506.0
Current portion of long-term debt	48.5	69.4

Total current liabilities	661.7	694.8
Long-term debt	1,185.4	1,145.1
Pension liability	226.2	225.7
Other long-term liabilities	555.4	496.8

Total liabilities	2,628.7	2,562.4

SHAREHOLDERS’ EQUITY
Common shares; $0.01 par value per share; issued and outstanding 103,806,110 (August 31, 2003 – 103,777,422)	1.0	1.0
Additional paid in capital	1,359.1	1,358.3
Common shares held in trust; 3,777,419 issued	(50.0)	(50.0)
Accumulated other comprehensive income (loss)	6.6	(9.1)
Retained earnings (deficit)	13.3	(9.9)

Total shareholders’ equity	1,330.0	1,290.3

Total liabilities and shareholders’ equity	$3,958.7	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February	February	February	February
	29, 2004	28, 2003	29, 2004	28, 2003
Revenue	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Compensation expense	679.1	651.7	1,364.1	1,309.8
Accident claims and professional liability expenses	77.5	73.4	167.1	170.0
Vehicle related costs	68.8	67.1	138.7	133.6
Occupancy costs	51.3	52.6	101.2	101.2
Fuel	45.3	43.5	89.7	87.0
Depreciation	69.1	75.4	145.2	151.6
Amortization	4.6	0.3	9.2	0.5
Other operating expenses	125.4	122.6	246.7	239.4

Operating income	41.4	34.1	110.9	89.8
Interest expense	(34.6)	(6.5)	(67.3)	(13.0)
Other expenses, net	(4.5)	(9.9)	(3.6)	(16.6)

Income before income taxes and cumulative effect of a change in accounting principle	2.3	17.7	40.0	60.2
Income tax expense	(1.7)	(1.5)	(16.8)	(3.0)

Income before cumulative effect of a change in accounting principle	0.6	16.2	23.2	57.2
Cumulative effect of a change in accounting principle	—	—	—	(2,205.4)

Net income (loss)	$0.6	$16.2	$23.2	$(2,148.2)

Basic earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.01	$0.05	$0.23	$0.18
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.01	$0.05	$0.23	$(6.59)

Diluted earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.01	$0.05	0.23	$0.18
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.01	$0.05	$0.23	$(6.59)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net income (loss)	$0.6	$16.2	$23.2	$(2,148.2)
Net change in unrealized gains on securities	2.8	2.0	4.8	3.5
Foreign currency translation adjustments	(12.2)	17.9	10.9	16.5
Minimum pension liability adjustment	—	(176.4)	—	(176.4)

Comprehensive income (loss)	$(8.8)	$(140.3)	$38.9	$(2,304.6)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February	February	February	February
	29, 2004	29, 2003	29, 2004	29, 2003
Operating activities
Net income (loss)	$0.6	$16.2	$23.2	$(2,148.2)
Items not affecting cash:
Cumulative effect of a change in accounting principle	—	—	—	2,205.4
Depreciation and amortization	73.7	75.7	154.4	152.1
Deferred income taxes	0.7	—	14.8	—
Other items	1.4	(5.3)	5.5	(7.0)
Increase in claims liability and professional liability insurance accruals	28.7	20.0	34.5	48.7
Cash provided by (used in) financing other working capital items	41.7	(12.5)	(138.4)	(153.9)
Decrease (increase) in restricted cash and cash equivalents	(0.6)	(21.9)	0.6	(33.0)

Net cash provided by operating activities	$146.2	$72.2	$94.6	$64.1

Investing activities
Purchase of property, equipment and other assets, net of proceeds from sale	$(65.8)	$(36.9)	$(105.1)	$(104.5)
Expended on acquisitions	(1.3)	—	(1.3)	(3.2)
Net increase in investments	(0.4)	(25.3)	(8.1)	(34.3)

Net cash used in investing activities	$(67.5)	$(62.2)	$(114.5)	$(142.0)

Financing activities
Net increase (decrease) in long-term debt and other long-term liabilities	$(60.7)	$12.4	$12.7	$15.0

Net cash provided by (used in) financing activities	$(60.7)	$12.4	$12.7	$15.0

Net increase (decrease) in cash and cash equivalents	$18.0	$22.4	$(7.2)	$(62.9)
Cash and cash equivalents – beginning of period*	75.1	258.2	100.3	343.5

Cash and cash equivalents – end of period*	$93.1	$280.6	$93.1	$280.6

*These amounts represent the unrestricted cash and cash equivalents

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2004

Note 1 – Corporate overview and basis of presentation

Corporate overview

Laidlaw International, Inc. (the “Company”) operates in five reportable business segments: education services, public transit services, Greyhound, healthcare transportation services and emergency management services. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. The public transit services segment provides fixed-route municipal bus service and also provides paratransit bus transportation for riders with disabilities. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. The healthcare transportation service segment provides critical care transportation services, non-emergency ambulance and transfer services and emergency response services in the United States. The emergency management services segment provides outsourced emergency department physician services throughout the United States.

Basis of presentation

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three month and six month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2004. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

On June 1, 2003, the Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” In accordance with the principles of fresh start accounting, the Company adjusted its assets and liabilities to their estimated fair values as of June 1, 2003. Due to the changes in the financial structure of the Company following its emergence from bankruptcy in June 2003, and the application of fresh start accounting, the consolidated financial statements of the Company issued subsequent to May 31, 2003 are not comparable with the consolidated financial statements issued by the predecessor company (the “Predecessor Company”) prior to June 1, 2003. A black line has been drawn on the accompanying Consolidated Financial Statements to separate and distinguish between the Company and the Predecessor Company.

The basic earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods (100.0 million for the three and six month periods ended February 29, 2004 and 325.9 million for the Predecessor Company in the three month and six month periods ended February 28, 2003). The diluted earnings per share for the three and six month periods ended February 29, 2004 of 103.8 million, assumes the sale on the open market of the Company’s common shares held in trust.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Accounts receivable and revenue

Trade accounts receivable as of February 29, 2004 are net of $589.4 million (August 31, 2003 - $527.9 million) of allowances for uncompensated care and contractual allowances in the Company’s Healthcare Transportation and Emergency Management business segments (the “Healthcare Businesses”) and net of an allowance for doubtful accounts of $6.4 million (August 31, 2003 - $5.6 million) in the Company’s other three reportable segments.

Note 3 – Intangible assets

The contracts and customer relationships are net of $13.5 million of accumulated amortization at February 29, 2004 (August 31, 2003 - $4.5 million).

Included in deferred charges and other assets are radio frequency licenses totalling $12.0 million at February 29, 2004 (August 31, 2003 - $12.0 million). The licenses are considered to be assets with indefinite lives and as such, are not amortized.

Note 4 – Long-term debt and interest rate swap

In December 2003, the Company modified the terms of its $625.0 million loan maturing in June 2009 (the “Term B Facility”). The interest rate charged on the loan was reduced by 1.25%, to LIBOR plus 3.75% from LIBOR plus 5.0%. Additionally, the LIBOR floor or minimum LIBOR rate was reduced 0.25% to 1.75% from the previous floor of 2.0%. Additionally, the Company entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because the Company is required, under the Term B Facility, to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

Note 5 – Stock awards and options

Pursuant to the Company’s 2003 Equity and Performance Incentive Plan the Company issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. During the six month period ended February 29, 2004, the Company recorded an expense of approximately $0.8 million related to these plans. The Company accounts for these grants pursuant to Statement of Financial Accounting Standards (“SFAS”) 123 “Accounting for Stock-Based Compensation”. A summary of stock based compensation issued during the current fiscal year is as follows:

Stock options – On September 10, 2003, the Company issued 57,375 non-qualified stock options to non-employee directors with a strike price of $10.33 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

Stock options and tandem stock appreciation rights – During the six month period ended February 29, 2004, the Company issued 366,000 non-qualified stock options to key management employees with a strike price of between $13.00 and $14.60 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years. In tandem with the stock option grant each participant received a stock appreciation right which allows the participant to receive, upon exercise of the right, the difference between the option strike price and fair market value of the

Company’s stock on the exercise date. The Company can choose whether to deliver Company common stock or cash to the participant upon exercise of the stock appreciation right. Any exercise of a tandem stock appreciation right will automatically cancel the underlying stock option and any exercise of the stock option will automatically cancel the tandem stock appreciation right.

Restricted Shares – On September 10, 2003, the Company issued 28,688 shares of restricted common stock to non-employee directors which vest at the end of a three-year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares.

Deferred Shares – During the six month period ended February 29, 2004, the Company issued 781,400 deferred shares to key management employees that vest ratably over a four-year period. Due to forfeitures, 773,250 deferred shares remain outstanding at February 29, 2004. On each vesting date the employee will receive common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with the deferred shares.

Note 6 – Material contingencies

Ability of Greyhound Lines to continue as a going concern

Based upon the current financial forecast for Greyhound Lines, Inc. (“Greyhound Lines”) management is unable to predict with reasonable assurance whether Greyhound Lines will remain in compliance with all of the terms of its revolving credit facility (the “Greyhound Facility”). Additionally, there is less than one year until the October 24, 2004, expiration of the Greyhound Facility. Greyhound Lines intends to enter into discussions to extend the maturity and to modify certain of the other terms of the agreement. As of February 29, 2004, Greyhound Lines was in compliance with all covenants under the Greyhound Facility and had $5.0 million of cash borrowings, issued letters of credit of $56.6 million and availability of $56.8 million. However, Greyhound Lines may not be able to access such availability if an event of default exists. In addition, if an event of default occurs and is continuing, the lenders may seek to enforce remedies under the Greyhound Facility, including terminating the commitment to make loans or issue letters of credit, holding cash collateral for payment of Greyhound Lines’ obligations under the Greyhound Facility and selling the collateral. Furthermore, an event of default under the Greyhound Facility may result in cross-defaults under other debt instruments of Greyhound Lines and its subsidiaries.

Although Greyhound Lines has been successful in obtaining necessary extensions and modifications to the Greyhound Facility in the past, there can be no assurances that they will obtain them in the future or that the cost of any future extensions, modifications or other changes in the terms of the Greyhound Facility would not have a material effect on Greyhound Lines or the Company. In the event that the parties are unable to agree on an extension of the facility beyond its current maturity date, and that modifications suitable to the parties are not obtained, Greyhound Lines’ will be required to seek a replacement for the Greyhound Facility from other financing sources. Should alternate sources of financing not be available, then Greyhound Lines may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. If the “going concern” basis on which Greyhound Lines’ consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound Lines. Accordingly, if such changes were made to Greyhound Lines’ consolidated financial statements, significant adjustments would be required to the Company’s consolidated financial statements.

Compliance by the Company with the financial and other covenants in its senior secured credit facility is generally not dependent on the financial results or financial condition of Greyhound Lines, as Greyhound Lines’ performance has been excluded for purposes of determining compliance with such provisions. Moreover, consistent with the intent to exclude events solely related to Greyhound Lines, the Company’s senior secured credit facility specifies that a default by Greyhound Lines under the Greyhound Facility or a bankruptcy filing by Greyhound Lines would not be an event of default under the Company’s senior secured credit facility. In addition, in January 2004, the Company amended its senior secured credit facility to clarify that an event of default is not triggered under the Company’s controlled group liabilities under ERISA with respect to Greyhound Lines’ pension plans in the context of a Greyhound Lines bankruptcy filing.

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

Legal proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment related claims. Based on the Company’s assessment of known claims and the historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such claims arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company’s consolidated financial position or results of operations. For additional information on the Company’s legal proceedings, refer to Item 1, Part II of this Form 10-Q.

Healthcare Businesses Issues

The Company is currently undergoing investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the governmental agencies. Management believes that the outcome of any of these investigations would not have a materially adverse effect upon the Company’s consolidated financial position or results of operations.

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

Organized strikes and work stoppages by unionized employees

The Company is party to collective bargaining agreements that cover the majority of its employees with the largest agreement between Greyhound Lines and the Amalgamated Transit Union (ATU). The ATU agreement covers the drivers and maintenance employees of Greyhound Lines and had an expiration date of January 31, 2004. During January 2004, Greyhound Lines and the ATU tentatively agreed to a new bargaining agreement. This agreement was submitted to the membership of the ATU for ratification and on March 26, 2004, the members of the ATU ratified the new agreement, which expires on January 31, 2007.

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

Note 8 – Segmented information

The Company has five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. Revenues and operating income before depreciation and amortization of the segments for the three and six month periods ended February 29, 2004 and February 28, 2003 are as follows:

		Predecessor		Predecessor
		Company		Company

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2004	2003	2004	2003
Education services
Revenue	$394.8	$400.8	$850.5	$857.0
Operating income before depreciation and amortization	75.7	79.3	185.2	185.9

Public Transit services
Revenue	$72.5	$68.6	$144.6	$139.2
Operating income (loss) before depreciation and amortization	(4.8)	1.8	(4.3)	1.7

Greyhound
Revenue	$294.3	$281.7	$581.4	$556.1
Operating income before depreciation and amortization	12.1	3.9	22.7	2.4

Healthcare Transportation services
Revenue	$262.4	$252.0	$524.4	$499.5
Operating income before depreciation and amortization	22.4	18.2	41.4	37.3

Emergency Management services
Revenue	$138.5	$117.6	$271.9	$231.1
Operating income before depreciation and amortization	9.7	6.6	20.3	14.6

Consolidated Total
Revenue	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Operating income before depreciation and amortization	115.1	109.8	265.3	241.9
Depreciation and amortization expense	73.7	75.7	154.4	152.1

Operating income	41.4	34.1	110.9	89.8
Interest expense	(34.6)	(6.5)	(67.3)	(13.0)
Other expenses, net	(4.5)	(9.9)	(3.6)	(16.6)
Income tax expense	(1.7)	(1.5)	(16.8)	(3.0)

Income before cumulative effect of a change in accounting principle	$0.6	$16.2	$23.2	$57.2

The Company’s goodwill balance of $183.1 million (August 31, 2003 - $183.1 million) is composed of goodwill from the Education services segment.

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2003.

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

Condensed Consolidated Statement of Operations
Three Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$929.5	$233.0	$1,162.5
Compensation expense	575.8	103.3	679.1
Accident claims and professional liability expenses	58.4	19.1	77.5
Vehicle related costs	35.6	33.2	68.8
Occupancy costs	31.5	19.8	51.3
Fuel	30.7	14.6	45.3
Depreciation	58.5	10.6	69.1
Amortization	4.6	—	4.6
Other operating expenses	89.8	35.6	125.4

Operating income (loss)	44.6	(3.2)	41.4
Interest expense	(26.4)	(8.2)	(34.6)
Other expenses, net	(3.9)	(0.6)	(4.5)

Income (loss) before income taxes	14.3	(12.0)	2.3
Income tax recovery (expense)	(6.9)	5.2	(1.7)

Net income (loss)	$7.4	$(6.8)	$0.6

Condensed Consolidated Statement of Operations
Six Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$1,909.6	$463.2	$2,372.8
Compensation expense	1,159.6	204.5	1,364.1
Accident claims and professional liability expenses	131.4	35.7	167.1
Vehicle related costs	71.1	67.6	138.7
Occupancy costs	61.6	39.6	101.2
Fuel	61.6	28.1	89.7
Depreciation	124.1	21.1	145.2
Amortization	9.2	—	9.2
Other operating expenses	175.2	71.5	246.7

Operating income (loss)	115.8	(4.9)	110.9
Interest expense	(51.7)	(15.6)	(67.3)
Other expenses, net	(3.4)	(0.2)	(3.6)

Income (loss) before income taxes	60.7	(20.7)	40.0
Income tax recovery (expense)	(25.5)	8.7	(16.8)

Net income (loss)	$35.2	$(12.0)	$23.2

Predecessor Company
Condensed Consolidated Statement of Operations
Three Months Ended February 28, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$888.7	$232.0	$1,120.7
Compensation expense	542.6	109.1	651.7
Accident claims and professional liability expenses	53.5	19.9	73.4
Vehicle related costs	33.0	34.1	67.1
Occupancy costs	32.6	20.0	52.6
Fuel	28.8	14.7	43.5
Depreciation	63.7	11.7	75.4
Amortization	0.3	—	0.3
Other operating expenses	84.7	37.9	122.6

Operating income (loss)	49.5	(15.4)	34.1
Interest expense	(0.1)	(6.4)	(6.5)
Other income (expense), net	(10.5)	0.6	(9.9)

Income (loss) before income taxes	38.9	(21.2)	17.7
Income tax expense	(1.2)	(0.3)	(1.5)

Net income (loss)	$37.7	$(21.5)	$(16.2)

Predecessor Company
Condensed Consolidated Statement of Operations
Six Months Ended February 28, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$1,824.6	$458.3	$2,282.9
Compensation expense	1,092.8	217.0	1,309.8
Accident claims and professional liability expenses	134.1	35.9	170.0
Vehicle related costs	68.0	65.6	133.6
Occupancy costs	62.1	39.1	101.2
Fuel	58.1	28.9	87.0
Depreciation	127.7	23.9	151.6
Amortization	0.5	—	0.5
Other operating expenses	164.7	74.7	239.4

Operating income (loss)	116.6	(26.8)	89.8
Interest expense	(1.5)	(11.5)	(13.0)
Other income (expense), net	(17.2)	0.6	(16.6)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	97.9	(37.7)	60.2
Income tax expense	(2.3)	(0.7)	(3.0)

Income (loss) from operations before cumulative effect of a change in accounting principle	$95.6	$(38.4)	$57.2
Cumulative effect of a change in accounting principle	(1,775.9)	(429.5)	(2,205.4)

Net loss	$(1,680.3)	$(467.9)	$(2,148.2)

Condensed Consolidated Statement of Cash Flows
Three Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$127.4	$18.8	$146.2

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(57.7)	$(8.1)	$(65.8)
Expended on acquisitions	(1.3)	—	(1.3)
Net (increase) decrease in investments	(1.1)	0.7	(0.4)

Net cash used in investing activities	$(60.1)	$(7.4)	$(67.5)

Cash flows from financing activities:
Net decrease in long-term debt and other long-term liabilities	$(49.0)	$(11.7)	$(60.7)

Net cash used in financing activities	$(49.0)	$(11.7)	$(60.7)

Net increase (decrease) in cash and cash equivalents	$18.3	$(0.3)	$18.0
Cash and cash equivalents at:
Beginning of period	55.5	19.6	75.1

End of period	$73.8	$19.3	$93.1

Condensed Consolidated Statement of Cash Flows
Six Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$77.6	$17.0	$94.6

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(90.5)	$(14.6)	$(105.1)
Expended on acquisitions	(1.3)	—	(1.3)
Net increase in investments	(7.1)	(1.0)	(8.1)

Net cash used in investing activities	$(98.9)	$(15.6)	$(114.5)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$40.0	$(27.3)	$12.7

Net cash provided by (used in) financing activities	$40.0	$(27.3)	$12.7

Net increase (decrease) in cash and cash equivalents	$18.7	$(25.9)	$(7.2)
Cash and cash equivalents at:
Beginning of period	55.1	45.2	100.3

End of period	$73.8	$19.3	$93.1

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three Months Ended February 28, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by (used in) operating activities	$93.7	$(21.5)	$72.2

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(38.8)	$1.9	$(36.9)
Net (increase) decrease in investments	(25.5)	0.2	(25.3)

Net cash provided by (used in) investing activities	$(64.3)	$2.1	$(62.2)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other non-current liabilities	$(3.2)	$15.6	$12.4

Net cash provided by (used in) financing activities	$(3.2)	$15.6	$12.4

Net increase (decrease) in cash and cash equivalents	$26.2	$(3.8)	$22.4
Cash and cash equivalents at:
Beginning of period	240.6	17.6	258.2

End of period	$266.8	$13.8	$280.6

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Six Months Ended February 28, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$60.0	$4.1	$64.1

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(73.8)	$(30.7)	$(104.5)
Expended on acquisitions	(3.2)	—	(3.2)
Net increase in investments	(33.5)	(0.8)	(34.3)

Net cash used in investing activities	$(110.5)	$(31.5)	$(142.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other non-current liabilities	$(6.5)	$21.5	$15.0

Net cash provided by (used in) financing activities	$(6.5)	$21.5	$15.0

Net decrease in cash and cash equivalents	$(57.0)	$(5.9)	$(62.9)
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$266.8	$13.8	$280.6

Condensed Consolidated Balance Sheet
February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Current assets
Cash and cash equivalents	$73.8	$19.3	$93.1
Restricted cash and cash equivalents	64.8	—	64.8
Short-term deposits and marketable securities	12.8	—	12.8
Accounts receivable	677.8	37.6	715.4
Parts and supplies	38.9	11.3	50.2
Deferred income tax assets	63.2	14.1	77.3
Other current assets	52.3	14.1	66.4

Total current assets	983.6	96.4	1,080.0
Long-term investments	532.4	40.5	572.9
Property and equipment	1,268.3	371.6	1,639.9
Goodwill	183.1	—	183.1
Contracts and customer relationships	208.9	—	208.9
Deferred income tax assets	80.5	117.9	198.4
Deferred charges and other assets	65.6	9.9	75.5

Total assets	$3,322.4	$636.3	$3,958.7

Current liabilities
Accounts payable	$98.9	$24.9	$123.8
Accrued liabilities	367.9	121.5	489.4
Current portion of long-term debt	34.8	13.7	48.5

Total current liabilities	501.6	160.1	661.7
Long-term debt	1,056.4	129.0	1,185.4
Pension liability	3.5	222.7	226.2
Other long-term liabilities	465.3	90.1	555.4

Total liabilities	2,026.8	601.9	2,628.7
Shareholders’ equity	1,295.6	34.4	1,330.0

Total liabilities and shareholders’ equity	$3,322.4	$636.3	$3,958.7

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Accounts receivable	528.8	41.0	569.8
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0
Long-term investments	514.1	39.4	553.5
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,190.2	$662.5	$3,852.7

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8
Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	408.2	88.6	496.8

Total liabilities	1,946.3	616.1	2,562.4
Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,190.2	$662.5	$3,852.7

Note 10 – Guarantors of Senior Notes

The Company’s $406.0 million Senior Notes are guaranteed by the Company’s subsidiaries, except for the Unrestricted Subsidiaries, the Canadian subsidiaries and any of the Company’s insurance subsidiaries. The condensed consolidated financial statements for the guarantors, the non-guarantors and the parent company (reported as the Company and as the Predecessor Company for historical purposes) are as follows:

Condensed Consolidated Statement of Operations
Three months ended February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$822.9	$339.6	$—	$1,162.5
Operating, selling, general and administrative expenses	0.5	731.3	315.6	—	1,047.4
Depreciation and amortization expense	—	55.2	18.5	—	73.7
Intercompany management fees (income)	—	(2.0)	2.0	—	—

Operating income (loss)	(0.5)	38.4	3.5	—	41.4
Interest expense	(24.1)	(2.8)	(7.7)	—	(34.6)
Intercompany interest income (expense)	(1.1)	1.7	(0.6)	—	—
Other income (expense), net	(4.2)	0.3	(0.6)	—	(4.5)
Equity in earnings (loss) of intercompany investments	17.4	(6.1)	—	(11.3)	—

Income (loss) before income taxes	(12.5)	31.5	(5.4)	(11.3)	2.3
Income tax recovery (expense)	13.1	(17.2)	2.4	—	(1.7)

Net income (loss)	$0.6	$14.3	$(3.0)	$(11.3)	$0.6

Condensed Consolidated Statement of Operations
Six months ended February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$1,695.4	$677.4	$—	$2,372.8
Operating, selling, general and administrative expenses	0.5	1,474.6	632.4	—	2,107.5
Depreciation and amortization expense	—	115.4	39.0	—	154.4
Intercompany management fees (income)	—	(2.8)	2.8	—	—

Operating income (loss)	(0.5)	108.2	3.2	—	110.9
Interest expense	(49.5)	(3.2)	(14.6)	—	(67.3)
Intercompany interest income (expense)	(1.6)	2.8	(1.2)	—	—
Other income (expenses), net	(3.9)	0.6	(0.3)	—	(3.6)
Equity in earnings (loss) of intercompany investments	55.4	(12.0)	—	(43.4)	—

Income (loss) before income taxes	(0.1)	96.4	(12.9)	(43.4)	40.0
Income tax recovery (expense)	23.3	(45.5)	5.4	—	(16.8)

Net income (loss)	$23.2	$50.9	$(7.5)	$(43.4)	$23.2

Predecessor Company
Condensed Consolidated Statement of Operations
Three months ended February 28, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$801.6	$319.1	$—	$1,120.7
Operating, selling, general and administrative expenses	6.1	700.4	304.4	—	1,010.9
Depreciation and amortization expense	—	54.6	21.1	—	75.7
Intercompany management fees (income)	(12.4)	9.1	3.3	—	—

Operating income (loss), net	6.3	37.5	(9.7)	—	34.1
Interest expense	—	(1.2)	(5.3)	—	(6.5)
Intercompany interest income (expense)	—	0.5	(0.5)	—	—
Other income (expense)	(8.3)	(1.7)	0.1	—	(9.9)
Equity in earnings (loss) of intercompany investments	18.3	(15.6)	—	(2.7)	—

Income (loss) before income taxes	16.3	19.5	(15.4)	(2.7)	17.7
Income tax expense	(0.1)	(0.8)	(0.6)	—	(1.5)

Net income (loss)	$16.2	$18.7	$(16.0)	$(2.7)	$16.2

Predecessor Company
Condensed Consolidated Statement of Operations
Six months ended February 28, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$1,647.5	$635.4	$—	$2,282.9
Operating, selling, general and administrative expenses	9.1	1,409.7	622.2	—	2,041.0
Depreciation and amortization expense	0.1	109.7	42.3	—	152.1
Intercompany management fees (income)	(31.6)	24.6	7.0	—	—

Operating income (loss)	22.4	103.5	(36.1)	—	89.8
Interest expense	—	(2.6)	(10.4)	—	(13.0)
Intercompany interest income (expense)	—	1.1	(1.1)	—	—
Other income (expense), net	(13.6)	(3.7)	0.7	—	(16.6)
Equity in earnings (loss) of intercompany investments	48.7	(32.5)	—	(16.2)	—

Income (loss) before income taxes	57.5	65.8	(46.9)	(16.2)	60.2
Income tax expense	(0.3)	(1.5)	(1.2)	—	(3.0)

Income (loss) before cumulative effect of a change in accounting principle	57.2	64.3	(48.1)	(16.2)	57.2
Cumulative effect of a change in accounting principle	—	(1,668.0)	(537.4)	—	(2,205.4)
Equity in loss from cumulative effect of a change in accounting principle of intercompany investments	(2,205.4)	(429.5)	—	2,634.9	—

Net income (loss)	$(2,148.2)	$(2,033.2)	$(585.5)	$2,618.7	$(2,148.2)

Condensed Consolidated Statement of Cash Flows
Three months ended February 29, 2004

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals
Net cash provided by (used in) operating activities	$(42.7)	$117.0	$71.9	$146.2

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(43.0)	$(22.8)	$(65.8)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net decrease (increase) in investments	(0.9)	30.1	(29.6)	(0.4)

Net cash used in investing activities	$(0.9)	$(12.9)	$(53.7)	$(67.5)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$(40.1)	$0.9	$(21.5)	$(60.7)
Increase (decrease) in intercompany advances	103.5	(111.7)	8.2	—

Net cash provided by (used in) financing activities	$63.4	$(110.8)	$(13.3)	$(60.7)

Net increase (decrease) in cash and cash equivalents	$19.8	$(6.7)	$4.9	$18.0
Cash and cash equivalents at:
Beginning of period	18.9	27.7	28.5	75.1

End of period	$38.7	$21.0	$33.4	$93.1

Condensed Consolidated Statement of Cash Flows
Six months ended February 29, 2004

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals
Net cash provided by (used in) operating activities	$(61.6)	$35.2	$121.0	$94.6

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(56.7)	$(48.4)	$(105.1)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net decrease (increase) in investments	0.7	31.3	(40.1)	(8.1)

Net cash used in investing activities	$0.7	$(25.4)	$(89.8)	$(114.5)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$43.7	$(2.7)	$(28.3)	$12.7
Increase (decrease) in intercompany advances	15.1	10.1	(25.2)	—

Net cash provided by (used in) financing activities	$58.8	$7.4	$(53.5)	$12.7

Net increase (decrease) in cash and cash equivalents	$(2.1)	$17.2	$(22.3)	$(7.2)
Cash and cash equivalents at:
Beginning of period	40.8	3.8	55.7	100.3

End of period	$38.7	$21.0	$33.4	$93.1

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three months ended February 28, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals
Net cash provided by operating activities	$15.3	$53.0	$3.9	$72.2

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(33.5)	$(3.4)	$(36.9)
Net decrease (increase) in investments	0.3	(10.0)	(15.6)	(25.3)

Net cash provided by (used in) investing activities	$0.3	$(43.5)	$(19.0)	$(62.2)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$—	$(3.7)	$16.1	$12.4

Net cash provided by (used in) financing activities	$—	$(3.7)	$16.1	$12.4

Net increase in cash and cash equivalents	$15.6	$5.8	$1.0	$22.4
Cash and cash equivalents at:
Beginning of period	17.8	210.6	29.8	258.2

End of period	$33.4	$216.4	$30.8	$280.6

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Six months ended February 28, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals
Net cash provided by operating activities	$20.7	$10.9	$32.5	$64.1

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(57.9)	$(46.6)	$(104.5)
Expended on acquisitions	—	(3.2)	—	(3.2)
Net decrease (increase) in investments	0.7	(19.5)	(15.5)	(34.3)

Net cash provided by (used in) investing activities	$0.7	$(80.6)	$(62.1)	$(142.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$—	$(5.2)	$20.2	$15.0

Net cash provided by (used in) financing activities	$—	$(5.2)	$20.2	$15.0

Net increase (decrease) in cash and cash equivalents	$21.4	$(74.9)	$(9.4)	$(62.9)
Cash and cash equivalents at:
Beginning of period	12.0	291.3	40.2	343.5

End of period	$33.4	$216.4	$30.8	$280.6

Condensed Consolidated Balance Sheet
As of February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Current assets	$40.3	$805.9	$233.8	$—	$1,080.0
Intercompany receivables (payables) and investments	2,156.2	5.2	26.6	(2,188.0)	—
Long-term investments	109.7	97.3	365.9	—	572.9
Property and equipment	—	966.4	673.5	—	1,639.9
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	208.1	0.8	—	208.9
Long-term deferred income tax assets	61.9	—	181.3	(44.8)	198.4
Deferred charges and other assets	45.3	20.2	10.0	—	75.5

	$2,413.4	$2,286.2	$1,491.9	$(2,232.8)	$3,958.7

Current liabilities	$39.9	$275.9	$345.9	$—	$661.7
Non-current liabilities	1,043.5	182.5	785.8	(44.8)	1,967.0
Shareholders’ equity	1,330.0	1,827.8	360.2	(2,188.0)	1,330.0

	$2,413.4	$2,286.2	$1,491.9	$(2,232.8)	$3,958.7

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Current assets	$44.0	$662.7	$241.3	$—	$948.0
Intercompany receivables and investments	2,083.4	25.9	18.8	(2,128.1)	—
Long-term investments	110.3	129.0	314.2	—	553.5
Property and equipment	—	1,015.7	654.1	—	1,669.8
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	216.8	0.1	—	216.9
Long-term deferred income tax assets	49.1	—	183.9	(29.8)	203.2
Deferred charges and other assets	46.5	20.2	11.5	—	78.2

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

Current liabilities	$44.1	$296.7	$354.0	$—	$694.8
Non-current liabilities	998.9	180.6	717.9	(29.8)	1,867.6
Shareholders’ equity	1,290.3	1,776.1	352.0	(2,128.1)	1,290.3

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate overview

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and six month periods ended February 29, 2004 as compared to the three and six month periods ended February 28, 2003 and the Company’s consolidated financial position at February 29, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2003.

We operate in five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. See Note 8 – “Segmented Information” of Notes to Consolidated Financial Statements in this Report.

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the Company is required to segregate the consolidated results of operations between the Restricted and Unrestricted Subsidiaries as defined in Note 9 – “Condensed financial statements of restricted subsidiaries” of the Notes to the Consolidated Financial Statements included in this Report.

Results of Operations

As discussed in Note 1 – “Corporate overview and basis of presentation” of the Notes to the Consolidated Financial Statements included in this Report, we adopted fresh start accounting effective June 1, 2003 and our results of operations and cash flows have been separated as pre-June 1 and post-May 31, 2003 due to a change in basis of accounting in the underlying assets and liabilities. For purposes of the following discussion, we refer to our results prior to June 1, 2003 as results for the Predecessor Company and we refer to our results after May 31, 2003 as results for the Company. However, for the reasons described in Note 1 and due to other non-recurring adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Company’s financial statements. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of our future results or providing an accurate comparison of financial performance.

Three and six month periods ended February 29, 2004 compared with the Predecessor Company three and six month periods ended February 28, 2003 results of operations

	Percentage of Revenue
	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	58.4	58.2	57.5	57.4
Accident claims and professional liability expenses	6.7	6.6	7.0	7.4
Vehicle related costs	5.9	6.0	5.8	5.9
Occupancy costs	4.4	4.7	4.3	4.4
Fuel	3.9	3.9	3.8	3.8
Depreciation	5.9	6.7	6.1	6.7
Amortization	0.4	—	0.4	—
Other operating expenses	10.8	10.9	10.4	10.5

Operating income	3.6	3.0	4.7	3.9
Interest expense	(3.0)	(0.6)	(2.8)	(0.6)
Other expense, net	(0.4)	(0.8)	(0.2)	(0.7)

Income before income taxes and cumulative effect of a change in accounting principle	0.2	1.6	1.7	2.6
Income tax expense	(0.1)	(0.2)	(0.7)	(0.1)

Income before cumulative effect of a change in accounting principle	0.1	1.4	1.0	2.5
Cumulative effect of a change in accounting principle	—	—	—	(96.6)
Net income (loss)	0.1%	1.4%	1.0%	(94.1)%

Revenue

The sources of revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Education services	$394.8	$400.8	$850.5	$857.0
Public Transit services	72.5	68.6	144.6	139.2
Greyhound	294.3	281.7	581.4	556.1
Healthcare Transportation services	262.4	252.0	524.4	499.5
Emergency Management services	138.5	117.6	271.9	231.1

Total	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Restricted Subsidiaries	$929.5	$888.7	$1,909.6	$1,824.6
Unrestricted subsidiaries	233.0	232.0	463.2	458.3

Total	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Revenue in the Education services segment decreased by 1.5% and 0.8% during the three and six months ended February 29, 2004, respectively. The effect of lost business ($28 million and $57 million during the three and six months ended February 29, 2004, respectively, of which approximately half was due to the loss of the City of Boston contract) and lost operating days due to weather ($6 million in the three and six months ended February 29, 2004) was only partially offset by new contracts, price increases and the strengthening of the Canadian currency relative to the U.S. dollar. It is anticipated that approximately $5 million of the weather related revenue losses will be recovered in the fourth quarter. Revenue would have declined 3.2% and 2.4% during the three and six months ended February 29, 2004, respectively, had there been no change in the exchange rate.

The 5.7% and 3.9% increase in revenue during the three and six months ended February 29, 2004, respectively, in the Public Transit services segment is primarily attributable to additional routes and services.

The 4.5% increase in revenue during the three and six months ended February 29, 2004, in the Greyhound segment is principally due to a favorable foreign currency exchange rate and, to a lesser extent, an increase in tour and charter revenue due to new contracts. Had there been no change in the exchange rate, revenue would have increased 1.2% and 1.4% during the three and six months ended February 29, 2004, respectively.

The 4.1% and 5.0% increase in revenue during the three and six months ended February 29, 2004, respectively, in the Healthcare Transportation services segment is primarily due to an increase in transports.

The nearly 18% increase in revenue in the Emergency Management services segment during the three and six months ended February 29, 2004, is primarily attributable to an increase in the number of patient visits from both new and existing contracts.

The increase in the Restricted Subsidiaries revenue during the three and six months ended February 29, 2004, is primarily a result of the increase in revenue in the Healthcare Transportation services and Emergency Management services segments discussed above.

The Unrestricted Subsidiaries revenue was up slightly during the three and six months ended February 29, 2004, primarily due to an increase in tour and charter revenue due to new contracts.

EBITDA

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as income from continuing operations before interest, income taxes, depreciation, amortization, other expenses, net and cumulative effect of a change in accounting principles. EBITDA is the same as operating income before depreciation and amortization as reported for each of our segments in Note 8 – “Segmented information” of Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to the net income (loss) and net cash used in operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
EBITDA	$115.1	$109.8	$265.3	$241.9
Depreciation and amortization	(73.7)	(75.7)	(154.4)	(152.1)
Interest expense	(34.6)	(6.5)	(67.3)	(13.0)
Other expenses, net	(4.5)	(9.9)	(3.6)	(16.6)
Income tax expense	(1.7)	(1.5)	(16.8)	(3.0)

Income before cumulative effect of a change in accounting principle	0.6	16.2	23.2	57.2
Cumulative effect of a change in accounting principle			—	(2,205.4)

Net income (loss)	$0.6	$16.2	$23.2	$(2,148.2)

	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
EBITDA	$115.1	$109.8	$265.3	$241.9
Cash paid for interest	(39.2)	(1.9)	(59.4)	(13.2)
Cash received (paid) for income taxes	10.1	(0.6)	11.2	(1.6)
Increase in claims liabilities and professional liability reserves	28.7	20.0	34.5	48.7
Cash provided by (used in) financing other working capital items	33.3	(26.8)	(156.3)	(170.6)
Increase in restricted cash and cash equivalents	(0.6)	(21.9)	0.6	(33.0)
Other	(1.2)	(6.4)	(1.3)	(8.1)

Net cash provided by operating activities	$146.2	$72.2	$94.6	$64.1

Net cash used in investing activities	$(67.5)	$(62.2)	$(114.5)	$(142.0)

Net cash provided by (used In) financing activities	$(60.7)	$12.4	$12.7	$15.0

EBITDA by segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

	EBITDA
	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Education services	$75.7	$79.3	$185.2	$185.9
Public Transit services	(4.8)	1.8	(4.3)	1.7
Greyhound	12.1	3.9	22.7	2.4
Healthcare Transportation services	22.4	18.2	41.4	37.3
Emergency Management services	9.7	6.6	20.3	14.6

Total	$115.1	$109.8	$265.3	$241.9

Restricted Subsidiaries	$107.7	$113.5	$249.1	$244.8
Unrestricted Subsidiaries	7.4	(3.7)	16.2	(2.9)

Total	$115.1	$109.8	$265.3	$241.9

In the three and six months ended February 29, 2004, EBITDA in the Education services segment was $3.6 million and $0.7 million lower than the three and six months ended February 28, 2003, respectively, due to the reduced revenue from lost operating days due to weather, offset somewhat by the favorable Canadian exchange rate and, during the six-month period ended February 29, 2004, lower accident claims costs. It is anticipated that substantially all of the EBITDA lost due to weather related issues will be recovered in the fourth quarter.

In the three and six months ended February 29, 2004, EBITDA in the Public Transit services segment was $6.6 million and $6.0 million, respectively, lower than the same periods in 2003 as increased accident claims costs and driver wages more than offset increased revenue.

In the three and six months ended February 29, 2004, EBITDA in the Greyhound segment was $8.2 million and $20.3 million, respectively, better than the three and six months ended February 28, 2003. The improvement in Greyhound’s EBITDA is primarily due to management’s continued

focus on improving revenue per mile and reducing operating costs. Increased revenue combined with a reduction in miles operated and a reduction in workforce were the primary contributors to this increase.

In the three and six months ended February 29, 2004, EBITDA in the Healthcare Transportation services segment was $4.2 million and $4.1 million, respectively, higher than 2003 principally due to lower insurance costs in the second quarter. Increased revenue during the year has been largely offset by an increase in compensation expense.

The $3.1 million and $5.7 million increase in the Emergency Management Services segment EBITDA during the three and six month periods ended February 29, 2004, respectively, is primarily attributable the contribution associated with increased revenues.

In the three months ended February 29, 2004, EBITDA in the Restricted Subsidiaries was $5.8 million lower than the three months ended February 28, 2003 primarily due to the adverse results in the Education Services and Public Transit Services segments. During the six months ended February 29, 2004, EBITDA in the Restricted Subsidiaries increased $4.3 million compared to the six months ended February 28, 2003, as the improvements in the Healthcare Transportation services and Emergency Management services segments exceeded the declines in the Education services and Public Transit services segments.

In the three and six months ended February 29, 2004, EBITDA in the Unrestricted Subsidiaries was $11.1 million and $19.1 million, respectively, higher than the three and six months ended February 28, 2003 due to improved revenue per mile and reduced operating costs.

Depreciation expense

Depreciation expense for the three and six months ended February 29, 2004 decreased $6.3 million and $6.4 million, respectively, over the three and six months ended February 28, 2003, reflecting a $5.2 million and $3.6 million, respectively, decrease in depreciation for the Restricted Subsidiaries and a $1.1 million and $2.8 million, respectively, decrease in depreciation for the Unrestricted Subsidiaries. The decline in the Restricted Subsidiaries is principally due to a slight increase in the estimated useful lives of certain model school buses, while the decline in the Unrestricted Subsidiaries is principally due to the revaluation of property and equipment that occurred under fresh start accounting.

Amortization expense

Amortization expense for the three and six months ended February 29, 2004, increased $4.3 million and $8.7 million, respectively, compared to the same periods in 2003. Amortization is primarily related to customer contracts capitalized under fresh start accounting. All of the amortization expense was recorded by the Restricted Subsidiaries.

Interest expense

In the three and six months ended February 29, 2004, interest expense increased $28.1 million and $54.3 million, respectively, compared to the three and six months ended February 28, 2003. The increase is primarily due to interest incurred on long-term debt associated with our senior secured credit facility and the senior notes. No interest expense was incurred on pre-petition debt for the three and six months ended February 28, 2003. Interest expense for the Unrestricted Subsidiaries increased $1.8 million and $4.1 million, respectively, reflecting a higher effective interest rate on borrowings as a result of discounts on long-term debt recorded as fair value adjustments at fresh start.

Other expenses, net

Other expenses, net was $4.5 million and $3.6 million in the three and six months ended February 29, 2004, respectively and primarily related to legal fees to defend former directors and officers of the Predecessor Company from shareholder and creditor lawsuits that originated prior to the Company’s emergence from bankruptcy.

The $9.9 million and $16.6 million of other expenses, net in the three and six months ended February 28, 2003, respectively, was mostly due to financing, accounting, legal and consulting services incurred by the Predecessor Company during the reorganization process. This was partially offset by $12.5 million of income related to the settlement of certain bondholder actions.

Income tax expense

Income tax expense for the three and six months ended February 29, 2004 was $1.7 million and $16.8 million, respectively, compared to $1.5 million and $3.0 million in the three and six months ended February 28, 2003, respectively. Tax expense in the prior period only represented estimated cash taxes as the Predecessor Company had established a full valuation allowance against its net deferred tax assets. Of the $16.8 million provided in the six months ended February 29, 2004, $2.0 million represents cash taxes payable and the balance reflects the utilization of deferred tax assets. The Company increased its effective tax rate to 42% at February 29, 2004 from 40% at November 30, 2003.

Cumulative effect of a change in accounting principle

Effective September 1, 2002, we adopted SFAS 142 and, as a result, recorded a non-cash charge of $2,205.4 million on September 1, 2002 as a cumulative effect of a change in accounting principle.

Liquidity and capital resources

For the six months ended February 29, 2004, cash provided by operating activities was $94.6 million compared to $64.1 million in the six months ended February 28, 2003. The increase in cash provided by operating activities in the current year is principally due to an increase in the prior year period in restricted cash and cash equivalents.

Net expenditures for the purchase of capital assets for normal replacement requirements and increases in service was $105.1 million in the six months ended February 29, 2004, relatively unchanged from $104.5 million for the six months ended February 28, 2003.

The Company utilizes a senior secured revolving credit facility (the “Revolver”) due June 2008, to finance current operating needs. As of February 29, 2004, $60.0 million was drawn on the Revolver for cash borrowings, $23.2 million for the issuance of letters of credit and $71.3 million was reserved for guarantee obligations on Greyhound Lines’ vehicle leases. As of March 31, 2004, the Company had repaid all drawn cash borrowings and had issued new letters of credit totaling $18.4 million, leaving total availability of $62 million under the most restrictive covenant. Greyhound Lines utilizes its own revolving line of credit (the “Greyhound Facility”). As of February 29, 2004, Greyhound Lines had $5.0 million of cash borrowings under the Greyhound Facility, issued letters of credit of $56.6 million and had availability of $56.8 million. However, Greyhound Lines may not be able to access any availability under the Greyhound Facility if an event of default or default exists under the respective facility. See Note 6 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for additional information regarding the Greyhound Facility.

The Company requires significant cash flows to finance capital expenditures and to meet its debt service and other continuing obligations. Although we will continue to be substantially leveraged, we believe that borrowings under our Revolver, together with existing cash and cash flow from operations, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.

Under the terms of the Company’s various debt agreements the Company is required to meet certain financial covenants including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of February 29, 2004, the Company was in compliance with all such covenants.

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

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared quarterly by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs and ultimate court awards. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Revenue Recognition in the Healthcare Services Businesses

A significant portion of the revenue in our healthcare services businesses is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual allowances). Additionally, we are also subject to significant collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). We record our healthcare services revenue net of an estimated provision for the contractual allowances and uncompensated care.

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

Management utilizes sophisticated information systems and financial models to estimate the provisions for contractual allowances and uncompensated care. The estimate for contractual allowances is determined on a payor-specific basis and is predominantly based on prior collection experience, adjusted as needed for known changes in reimbursement rates and recent changes in payor mix and patient acuity factors. The estimate for uncompensated care is principally based on historical collection rates, write-off percentages and accounts receivable agings. These estimates are continually analyzed and updated by management by monitoring reimbursement rate trends from governmental and private insurance payors, recent trends in collections from self-pay patients, the ultimate cash collection patterns from all payors, accounts receivable aging trends, operating statistics and ratios, and the overall trends in accounts receivable write-offs.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.

Income Tax Valuation Allowance

We have significant net deferred tax assets resulting from net operating losses, or NOL, and interest deduction carry forwards and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward period. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Due to the highly leveraged capital structure (and related interest expense) and uncertainty surrounding the level of debt we would carry post-emergence, management of the Predecessor Company concluded that it was appropriate to record a full valuation allowance against its net deferred income tax assets. Pursuant to the plan of reorganization, the level of debt we carried upon emergence from bankruptcy was reduced by approximately $2.6 billion. As a result, management concluded that it was more likely than not that $313.6 million of deferred tax assets would not be realized and, as part of our fresh start adjustment at June 1, 2003, we recorded a valuation allowance for that amount. Certain future events may result in the reduction of the valuation allowance. Up to $313.6 million of such reduction would reduce goodwill and other intangibles in existence at fresh start and thereafter, would be reported as an addition to share premium.

Pension

Our obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increases as determined by management. The pension plan rate assumptions are shown in Note 11 – “Pension plans” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003. We determine the discount rate based upon yields available on quality long-term corporate bonds (generally by reference to the Moody’s Aa bond index and similar U.S. and Canadian bond indices). The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. Our rate of increase in future compensation levels is based primarily on labor contracts currently in effect with our employees under collective bargaining agreements and expected future pay rate increases for other employees. In addition, our actuarial consultants also use factors to estimate such items as retirement age and mortality tables, which are primarily based upon historical plan experience. The assumptions and factors we use may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by us. During fiscal 2002 and 2003, we experienced a reduction in interest rates and deterioration in plan returns. If this trend continues, we may have to fund amounts to the pension plans in future years in addition to the funding discussed in Note 11 – “Pension plans” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003, whereby we have committed to make substantial cash contributions to the Greyhound Lines Plans, in addition to contributions required under applicable law.

Contingencies

As discussed in Note 6 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report, management is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse affect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

Commitments and Contingencies

Reference is made to Note 22 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003 for a description of the Company’s material commitments. Reference is made to Note 6 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

Forward looking statements

Certain statements contained in this report, including statements regarding the status of future operating results and market opportunities, possible asset dispositions and other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to; Greyhound Lines’ ability to continue as a going concern; market factors, including competitive pressures and changes in pricing policies; changes in interpretations of existing legislation or the adoption of new legislation; loss of major customers; the significant restrictive covenants in the senior secured credit facility; the ability to continue to satisfy bonding requirements for existing or new customers; volatility in energy costs; the costs and risks associated with litigation; costs related to accident and other claims; potential pension plan funding requirements; the ability to implement initiatives designed to increase operating efficiencies and improve results; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. For further risks, uncertainties and contingencies relating to the Company, see “Note Regarding Forward-Looking Statements” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in the Company’s Form 10-K for the year ended August 31, 2003, “Risk Factors” in the Company’s Amendment No. 1 to its Registration Statement of Form S-4 (File No. 333-112309) and in the Company’s other filings from time to time with the Securities and Exchange Commission.

LAIDLAW INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the disclosures provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as set forth in the Company’s 2003 Form 10-K for the year ended August 31, 2003 except as follows:

In December 2003, the Company modified the terms of its $625.0 million loan maturing in June 2009 (the “Term B Facility”). The interest rate charged on the loan was reduced by 1.25%, to LIBOR plus 3.75% from LIBOR plus 5.0%. Additionally, the LIBOR floor or minimum LIBOR rate was reduced 0.25% to 1.75% from the previous floor of 2.0%. Additionally, the Company entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because the Company is required under the Term B Facility to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

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

LAIDLAW INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended August 31, 2003 and Part II, Item 1 of the Company’s Form 10-Q for the quarter ended November 30, 2003 for a description of certain legal proceedings presently pending. There are no material new cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings, except as set forth below:

Proceedings Prior to or During Bankruptcy of Laidlaw, Inc.

Reference is made to the description in Item 3. Legal Proceedings under the caption “Proceedings Prior to or During Bankruptcy of Laidlaw, Inc.” in the Company’s Form 10-K for the year ended August 31, 2003, of proceedings in the cases captioned In Re Laidlaw Stockholders Litigation and In Re Safety-Kleen Corp. Securities Litigation. These cases involved actions against Laidlaw Inc. and individual defendants who were former officers and directors of the Company. These cases were both settled shortly before trial was scheduled to commence in March of this year. As previously disclosed, as a result of the bankruptcy court’s subordination of these claims against the debtors, Laidlaw, Inc. and Laidlaw International, Inc. no longer participate in the cases and were not involved in the settlement of the cases. The Company now considers the Company’s involvement in these cases to be closed and does not intend to report further on these matters.

General Litigation and Other Disputes

Reference is made to the description in Item 3. Legal Proceedings under the caption “General Litigation and Other Proceedings” in the Company’s Form 10-K for the year ended August 31, 2003, of proceedings affecting Sistema Internacional de Transporte de Autobuses, Inc. (“SITA”) and Golden State Transportation. The bankruptcy court in the Golden State case approved the settlement and authorized Golden State to conclude the criminal proceedings by pleading guilty, which it has done. As previously disclosed, none of the Company, SITA nor Greyhound Lines were a defendant in these actions. The Company now considers Greyhound Line’s involvement in these cases to be closed and does not intend to report further on these matters.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual stockholders’ meeting was held on February 10, 2004. At the meeting, the following proposal was voted on:

Proposal: Election of three Directors for a term of three years.

The following persons were elected to the Company’s Board of Directors by the number of votes shown:

	Number of Votes
		Authority
	For	Withheld
John F. Chlebowski	80,003,552	7,117,767
James F. Dickerson, Jr.	80,001,064	7,120,255
Maria A. Sastre	79,969,324	7,151,995

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 3 to Credit Agreement, dated as of January 28, 2004, among Laidlaw International, Inc., certain of its subsidiaries and the financial institutions named herein (incorporated by reference to exhibit 10.18 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-112309)).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K during the quarter ended February 29, 2004

Current Report on Form 8-K, dated January 13, 2004, furnished to the Securities and Exchange Commission and relating to the Company’s press release announcing its financial results for the quarter ended November 30, 2003 and the date of its annual shareholder meeting.

Current Report on Form 8-K, dated January 27, 2004, filed with the Securities and Exchange Commission and relating to the Company’s press release announcing it has applied to list its common stock on the New York Stock Exchange.

Current Report on Form 8-K, dated February 2, 2004, filed with the Securities and Exchange Commission and relating to the Company’s press release announcing that its wholly-owned subsidiary, Greyhound Lines, Inc., has reached a tentative agreement with the Amalgamated Transit Union National Local 1700 for a new collective bargaining agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.

	By:	/s/ Douglas A. Carty
Date: April 12, 2004	Douglas A. Carty
Senior Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer