Form 10-Q
period 2004-05-31
LAIDLAW INTERNATIONAL INC
filed 2004-07-12
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [   ]

     As of June 30, 2004, there were 103,806,110 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$161.3	$100.3
Restricted cash and cash equivalents	74.3	39.4
Short-term deposits and marketable securities	10.3	42.0
Accounts receivable	720.3	569.8
Parts and supplies	51.5	50.2
Deferred income tax assets	75.3	86.2
Other current assets	54.2	60.1

Total current assets	1,147.2	948.0

Long-term investments	552.5	553.5

Property and equipment
Land	184.0	184.3
Buildings	161.4	151.1
Vehicles	1,339.8	1,228.4
Other	174.0	153.6

	1,859.2	1,717.4
Less: Accumulated depreciation	253.5	47.6

	1,605.7	1,669.8

Other assets
Goodwill	183.1	183.1
Contracts and customer relationships	205.3	216.9
Deferred income tax assets	177.8	203.2
Deferred charges and other assets	72.1	78.2

	638.3	681.4

Total assets	$3,943.7	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2004	2003
	(unaudited)
LIABILITIES
Current liabilities
Accounts payable	$128.9	$119.4
Accrued liabilities	518.8	506.0
Current portion of long-term debt	37.8	69.4

Total current liabilities	685.5	694.8
Long-term debt	1,121.5	1,145.1
Pension liability	226.7	225.7
Other long-term liabilities	557.8	496.8

Total liabilities	2,591.5	2,562.4

SHAREHOLDERS’ EQUITY
Common shares; $0.01 par value per share; issued and outstanding 103,806,110 (August 31, 2003 - 103,777,422)	1.0	1.0
Additional paid in capital	1,359.8	1,358.3
Common shares held in trust; 3,777,419 issued	(50.0)	(50.0)
Accumulated other comprehensive loss	(6.5)	(9.1)
Retained earnings (deficit)	47.9	(9.9)

Total shareholders’ equity	1,352.2	1,290.3

Total liabilities and shareholders’ equity	$3,943.7	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

		Predecessor		Predecessor
		Company		Company
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Revenue	$1,239.6	$1,202.8	$3,612.4	$3,485.7

Compensation expense	706.5	691.3	2,070.6	2,001.1
Accident claims and professional liability expenses	78.1	71.4	245.2	241.4
Vehicle related costs	68.7	68.8	207.4	202.4
Occupancy costs	50.0	49.2	151.2	150.4
Fuel	50.1	46.4	139.8	133.4
Depreciation	70.1	76.8	215.3	228.4
Amortization	4.6	0.4	13.8	0.9
Other operating expenses	122.0	124.8	368.7	364.2

Operating income	89.5	73.7	200.4	163.5
Interest expense	(31.4)	(6.6)	(98.7)	(19.6)
Other expenses, net	(0.1)	(3.4)	(3.7)	(20.0)

Income before income taxes and cumulative effect of a change in accounting principle	58.0	63.7	98.0	123.9
Income tax expense	(23.4)	(1.5)	(40.2)	(4.5)

Income before cumulative effect of a change in accounting principle	34.6	62.2	57.8	119.4
Cumulative effect of a change in accounting principle	—	—	—	(2,205.4)

Net income (loss)	$34.6	$62.2	$57.8	$(2,086.0)

Basic earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.35	$0.19	$0.58	$0.37
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.35	$0.19	$0.58	$(6.40)

Diluted earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.33	$0.19	0.56	$0.37
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.33	$0.19	$0.56	$(6.40)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Net income (loss)	$34.6	$62.2	$57.8	$(2,086.0)
Net change in unrealized gains (losses) on securities	(6.3)	5.7	(1.5)	9.2
Foreign currency translation adjustments	(6.8)	29.7	4.1	46.2
Minimum pension liability adjustment	—	—	—	(176.4)

Comprehensive income (loss)	$21.5	$97.6	$60.4	$(2,207.0)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Operating activities
Net income (loss)	$34.6	$62.2	$57.8	$(2,086.0)
Non-cash items included in net income (loss):
Cumulative effect of a change in accounting principle	—	—	—	2,205.4
Depreciation and amortization	74.7	77.2	229.1	229.3
Deferred income taxes	25.3	—	40.1	—
Other items	(0.8)	(1.1)	4.7	(8.1)
Increase in claims liability and professional liability insurance accruals	12.7	7.4	47.2	56.1
Cash provided by (used in) financing other working capital items	36.6	20.1	(101.8)	(133.8)
Decrease in restricted cash and cash equivalents	3.5	33.9	4.1	0.9

Net cash provided by operating activities	$186.6	$199.7	$281.2	$263.8

Investing activities
Purchase of property, equipment and other assets, net of proceeds from sale	$(45.7)	$(104.2)	$(150.8)	$(208.7)
Expended on acquisitions	—	(1.4)	(1.3)	(4.6)
Net increase in investments	(2.5)	(3.0)	(10.6)	(37.3)

Net cash used in investing activities	$(48.2)	$(108.6)	$(162.7)	$(250.6)

Financing activities
Net increase (decrease) in long-term debt	$(71.8)	$21.2	$(55.2)	$34.4
Net increase (decrease) in other long-term liabilities	1.6	(2.6)	(2.3)	(0.8)

Net cash provided by (used in) financing activities	$(70.2)	$18.6	$(57.5)	$33.6

Net increase in cash and cash equivalents	$68.2	$109.7	$61.0	$46.8
Cash and cash equivalents – beginning of period*	93.1	280.6	100.3	343.5

Cash and cash equivalents – end of period*	$161.3	$390.3	$161.3	$390.3

*These amounts represent the unrestricted cash and cash equivalents

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2004

Note 1 – Corporate overview and basis of presentation

Corporate overview

Laidlaw International, Inc. (the “Company”) operates in five reportable business segments: education services, public transit services, Greyhound, healthcare transportation services and emergency management services. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. The public transit services segment provides fixed-route municipal bus service and paratransit bus transportation for riders with disabilities. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. The healthcare transportation service segment provides critical care transportation services, non-emergency ambulance and transfer services and emergency response services in the United States. The emergency management services segment provides outsourced emergency department physician services throughout the United States.

Basis of presentation

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three month and nine month periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2004. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

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

Note 2 – Accounts receivable and revenue

Trade accounts receivable as of May 31, 2004 are net of $596.9 million (August 31, 2003 — $527.9 million) of allowances for uncompensated care and contractual allowances in the Company’s Healthcare Transportation and Emergency Management business segments (the “Healthcare

Businesses”) and net of an allowance for doubtful accounts of $6.3 million (August 31, 2003 — $5.6 million) in the Company’s other three reportable segments.

Note 3 – Intangible assets

The contracts and customer relationships are net of $18.1 million of accumulated amortization at May 31, 2004 (August 31, 2003 — $4.5 million).

Included in deferred charges and other assets are radio frequency licenses totalling $12.0 million at May 31, 2004 (August 31, 2003 — $12.0 million). The licenses are considered to be assets with indefinite lives and as such, are not amortized.

Note 4 – Long-term debt and interest rate swap

In December 2003, the Company modified the terms of its $625.0 million loan maturing in June 2009 (the “Term B Facility”). The interest rate charged on the loan was reduced by 1.25%, to LIBOR plus 3.75% from LIBOR plus 5.0%. Additionally, the LIBOR floor or minimum LIBOR rate was reduced 0.25% to 1.75% from the previous floor of 2.0%. The Company also entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because the Company is required, under the Term B Facility, to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

In July 2004, Greyhound Lines, Inc. (“Greyhound Lines”) amended its revolving credit facility (the “Greyhound Facility”) to extend the maturity date two years to October 24, 2006, reset certain financial covenants, modify rates of interest on borrowings and letter of credit fees and provide for a prepayment premium should Greyhound Lines terminate the facility before October 24, 2006. Additionally, the amendment allows Greyhound Lines to elect to extend the maturity date an additional year, to October 24, 2007, provided that Greyhound Lines meets certain terms and conditions.

Under the amended Greyhound Facility, borrowings after the quarterly period ending September 30, 2004 are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Letter of credit fees are based upon the then applicable LIBOR margin. Prior to the quarterly period ending September, 30, 2004, borrowings remain available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% or LIBOR plus 3.5%, and letter of credit fees at 3.5% per annum. A 1% prepayment premium is payable should Greyhound Lines terminate the facility before October 25, 2005; if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium.

Additionally, the amendment requires Greyhound Lines to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow at levels that are the same as, or more restrictive than, previous levels. The new covenant levels were set at 15% to 20% less than the levels projected in financial forecasts delivered to the agent by Greyhound Lines. As a result of the extension of the maturity date and recent business improvements that have allowed Greyhound Lines to meet its financial covenants, management believes that there is no longer a going concern risk in the near term. However, substantial needs for capital expenditures and debt service requirements in the future mandate that Greyhound Lines continue to significantly improve operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between Greyhound Lines’ future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that Greyhound Lines may not be able to continue as a going concern based upon the new information.

Note 5 – Stock awards and options

Pursuant to the Company’s 2003 Equity and Performance Incentive Plan the Company issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. During the nine month period ended May 31, 2004, the Company recorded an expense of approximately $1.4 million related to these plans. The Company accounts for these grants pursuant to Statement of Financial Accounting Standards (“SFAS”) 123 “Accounting for Stock-Based Compensation”. A summary of stock based compensation issued during the current fiscal year is as follows:

Stock options - During the nine month period ended May 31, 2004, the Company issued 57,375 non-qualified stock options to non-employee directors with a strike price of $10.33 per share and 60,000 shares of non-qualified stock options to a key management employee at a strike price of $14.45. The grant prices were equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

Stock options and tandem stock appreciation rights - During the nine month period ended May 31, 2004, the Company issued 369,000 non-qualified stock options to key management employees with a strike price of between $13.00 and $14.60 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years. In tandem with the stock option grant each participant received a stock appreciation right that allows the participant to receive, upon exercise of the right, the difference between the option strike price and fair market value of the Company’s stock on the exercise date. The Company can choose whether to deliver Company common stock or cash to the participant upon exercise of the stock appreciation right. Any exercise of a tandem stock appreciation right will automatically cancel the underlying stock option and any exercise of the stock option will automatically cancel the tandem stock appreciation right.

Restricted Shares - On September 10, 2003, the Company issued 28,688 shares of restricted common stock to non-employee directors that vest at the end of a three-year period. During the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.

Deferred Shares - During the nine month period ended May 31, 2004, the Company issued 830,300 deferred shares to key management employees that vest ratably over a four-year period. Due to forfeitures, 817,550 deferred shares remain outstanding at May 31, 2004. On each vesting date the employee will receive common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with the deferred shares.

Note 6 – Pension plans

The Company, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement, 3.8 million shares of the Company’s common stock were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The trustee of the Pension Plan Trust is to sell the stock at the Company’s direction, but in no event later than the end of 2004, with all net proceeds from the stock sales being contributed directly to the pension plans. If the net proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the net proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group must contribute an additional $50 million in cash to the pension plans by June 30, 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

At May 31, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust. Based upon the closing price of the Laidlaw stock on the New York Stock Exchange on June 30, 2004, the shares had an aggregate market value of $49.0 million.

In addition to the cash contributions to the pension plans pursuant to the PBGC Agreement described above, the Company expects to contribute $8 million to all plans other than the ATU Plan, for which there is no funding requirement in 2004. During the three months and nine months ended May 31, 2004, the Company contributed $2 million and $6 million, respectively, to the plans.

The components of net periodic benefit cost for the Company’s pension plans were as follows:

		Predecessor		Predecessor
		Company		Company
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
($ in millions)	2004	2003	2004	2003
Components of net pension benefit cost
Service cost	$1.4	$1.6	$4.2	$4.8
Interest cost	13.6	13.8	40.8	41.5
Expected return on plan assets	(12.8)	(12.5)	(38.3)	(37.5)
Amortization	—	0.2	—	0.7

Net pension benefit cost	$2.2	$3.1	$6.7	$9.5

Note 7 — Material contingencies

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

Legal proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment related claims. Based on the Company’s assessment of known claims and the historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes at this time that there is no proceeding either threatened or pending against the Company relating to such claims arising out of the ordinary course of business that will have a materially adverse effect upon the Company’s consolidated financial position or results of operations. For additional information on the Company’s legal proceedings, refer to Item 1, Part II of this Form 10-Q.

Healthcare Businesses Issues

The Company is currently undergoing investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the governmental agencies. Management believes at this time that the outcome of any of these investigations will not have a materially adverse effect upon the Company’s consolidated financial position or results of operations.

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

Note 8 — Cumulative effect of a change in accounting principle

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

Note 9 — Earnings per share

The basic earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and nine month periods ended May 31, 2004 assumes the sale on the open market of the Company’s common shares held in trust and the dilutive effect of the Company’s stock based compensation.

		Predecessor		Predecessor
		Company		Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in millions except per share amounts)	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Earnings before cumulative effect of a change in accounting principle	$34.6	$62.2	$57.8	$119.4
Cumulative effect of a change In accounting principle	—	—	—	(2,205.4)

Net earnings (loss) available to common shareholders	$34.6	$62.2	$57.8	$(2,086.0)

Weighted average number of common shares outstanding
Basic	100.0	325.9	100.0	325.9
Shares held in pension plan trust	3.8	—	3.8	—
Stock based compensation	0.1	—	0.1	—

Diluted	103.9	325.9	103.9	325.9

Net earnings (loss) per common share
Basic
Earnings before cumulative effect of a change in accounting principle	$0.35	$0.19	$0.58	$0.37
Cumulative effect of a change In accounting principle	—	—	—	(6.77)

Net earnings (loss) available to common shareholders	$0.35	$0.19	$0.58	$(6.40)

Diluted
Earnings before cumulative effect of a change in accounting principle	$0.33	$0.19	$0.56	$0.37
Cumulative effect of a change In accounting principle	—	—	—	(6.77)

Net earnings (loss) available to common shareholders	$0.33	$0.19	$0.56	$(6.40)

Options to purchase 429,000 shares of common stock were excluded from the computation of dilutive earnings per share for the three months and nine months ended May 31, 2004 because their effects were antidilutive.

Note 10 – Segmented information

The Company has five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three and nine months ended May 31, 2004 and 2003 are as follows:

		Predecessor		Predecessor
		Company		Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in millions)	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Education services
Revenue	$459.7	$457.9	$1,310.2	$1,314.8
EBITDA	120.8	116.1	306.0	302.0

Public Transit services
Revenue	$78.7	$72.8	$223.3	$212.1
EBITDA	1.5	5.6	(2.8)	7.3

Greyhound
Revenue	$299.7	$291.4	$881.1	$847.5
EBITDA	15.6	3.4	38.3	5.8

Healthcare Transportation services
Revenue	$265.6	$259.8	$790.0	$759.3
EBITDA	22.1	18.6	63.5	55.8

Emergency Management services
Revenue	$135.9	$120.9	$407.8	$352.0
EBITDA	4.2	7.2	24.5	21.9

Consolidated Total
Revenue	$1,239.6	$1,202.8	$3,612.4	$3,485.7

EBITDA	164.2	150.9	429.5	392.8
Depreciation and amortization expense	(74.7)	(77.2)	(229.1)	(229.3)

Operating income	89.5	73.7	200.4	163.5
Interest expense	(31.4)	(6.6)	(98.7)	(19.6)
Other expenses, net	(0.1)	(3.4)	(3.7)	(20.0)
Income tax expense	(23.4)	(1.5)	(40.2)	(4.5)

Income before cumulative effect of a change in accounting principle	$34.6	$62.2	$57.8	$119.4

The Company’s goodwill balance of $183.1 million (August 31, 2003 - $183.1 million) is composed of goodwill from the Education services segment.

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2003.

Note 11 – Condensed financial statements of restricted subsidiaries

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

Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$997.3	$242.3	$1,239.6
Compensation expense	601.3	105.2	706.5
Accident claims and professional liability expenses	59.3	18.8	78.1
Vehicle related costs	35.5	33.2	68.7
Occupancy costs	30.4	19.6	50.0
Fuel	33.5	16.6	50.1
Depreciation	59.4	10.7	70.1
Amortization	4.5	0.1	4.6
Other operating expenses	85.4	36.6	122.0

Operating income	88.0	1.5	89.5
Interest expense	(22.9)	(8.5)	(31.4)
Other income (expenses), net	(0.2)	0.1	(0.1)

Income (loss) before income taxes	64.9	(6.9)	58.0
Income tax recovery (expense)	(26.0)	2.6	(23.4)

Net income (loss)	$38.9	$(4.3)	$34.6

Condensed Consolidated Statement of Operations
Nine Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$2,906.9	$705.5	$3,612.4
Compensation expense	1,760.9	309.7	2,070.6
Accident claims and professional liability expenses	190.7	54.5	245.2
Vehicle related costs	106.6	100.8	207.4
Occupancy costs	92.0	59.2	151.2
Fuel	95.1	44.7	139.8
Depreciation	183.5	31.8	215.3
Amortization	13.7	0.1	13.8
Other operating expenses	260.6	108.1	368.7

Operating income (loss)	203.8	(3.4)	200.4
Interest expense	(74.6)	(24.1)	(98.7)
Other expenses, net	(3.6)	(0.1)	(3.7)

Income (loss) before income taxes	125.6	(27.6)	98.0
Income tax recovery (expense)	(51.5)	11.3	(40.2)

Net income (loss)	$74.1	$(16.3)	$57.8

Predecessor Company
Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$961.6	$241.2	$1,202.8
Compensation expense	577.2	114.1	691.3
Accident claims and professional liability expenses	50.5	20.9	71.4
Vehicle related costs	35.8	33.0	68.8
Occupancy costs	29.2	20.0	49.2
Fuel	30.7	15.7	46.4
Depreciation	64.7	12.1	76.8
Amortization	0.3	0.1	0.4
Other operating expenses	85.3	39.5	124.8

Operating income (loss)	87.9	(14.2)	73.7
Interest expense	(1.1)	(5.5)	(6.6)
Other income (expense), net	(3.9)	0.5	(3.4)

Income (loss) before income taxes	82.9	(19.2)	63.7
Income tax expense	(1.1)	(0.4)	(1.5)

Net income (loss)	$81.8	$(19.6)	$62.2

Predecessor Company
Condensed Consolidated Statement of Operations
Nine Months Ended May 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$2,786.2	$699.5	$3,485.7
Compensation expense	1,670.0	331.1	2,001.1
Accident claims and professional liability expenses	190.4	51.0	241.4
Vehicle related costs	103.8	98.6	202.4
Occupancy costs	91.3	59.1	150.4
Fuel	88.8	44.6	133.4
Depreciation	192.4	36.0	228.4
Amortization	0.8	0.1	0.9
Other operating expenses	250.0	114.2	364.2

Operating income (loss)	198.7	(35.2)	163.5
Interest expense	(3.8)	(15.8)	(19.6)
Other expense, net	(20.0)	—	(20.0)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	174.9	(51.0)	123.9
Income tax expense	(3.4)	(1.1)	(4.5)

Income (loss) from operations before cumulative effect of a change in accounting principle	$171.5	$(52.1)	$119.4
Cumulative effect of a change in accounting principle	(1,775.9)	(429.5)	(2,205.4)

Net loss	$(1,604.4)	$(481.6)	$(2,086.0)

Condensed Consolidated Statement of Cash Flows
Three Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$171.4	$15.2	$186.6

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(40.6)	$(5.1)	$(45.7)
Net (increase) decrease in investments	0.5	(3.0)	(2.5)

Net cash used in investing activities	$(40.1)	$(8.1)	$(48.2)

Cash flows from financing activities:
Net decrease in long-term debt	$(70.7)	$(1.1)	$(71.8)
Net increase in non-current liabilities	1.2	0.4	1.6

Net cash used in financing activities	$(69.5)	$(0.7)	$(70.2)

Net increase in cash and cash equivalents
Cash and cash equivalents at:	$61.8	$6.4	$68.2
Beginning of period	73.8	19.3	93.1

End of period	$135.6	$25.7	$161.3

Condensed Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$249.0	$32.2	$281.2

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(131.1)	$(19.7)	$(150.8)
Expended on acquisitions	(1.3)	—	(1.3)
Net increase in investments	(6.6)	(4.0)	(10.6)

Net cash used in investing activities	$(139.0)	$(23.7)	$(162.7)

Cash flows from financing activities:
Net decrease in long-term debt	$(27.7)	$(27.5)	$(55.2)
Net decrease in non-current liabilities	(1.8)	(0.5)	(2.3)

Net cash used in financing activities	$(29.5)	$(28.0)	$(57.5)

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at:	$80.5	$(19.5)	$61.0
Beginning of period	55.1	45.2	100.3

End of period	$135.6	$25.7	$161.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three Months Ended May 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by (used in) operating activities	$209.4	$(9.7)	$199.7

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(92.3)	$(11.9)	$(104.2)
Expended on acquisitions	(1.4)	—	(1.4)
Net (increase) decrease in investments	(3.4)	0.4	(3.0)

Net cash used in investing activities	$(97.1)	$(11.5)	$(108.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$(1.9)	$23.1	$21.2
Net increase (decrease) in non-current liabilities	(2.8)	0.2	(2.6)

Net cash provided by (used in) financing activities	$(4.7)	$23.3	$18.6

Net increase in cash and cash equivalents
Cash and cash equivalents at:	$107.6	$2.1	$109.7
Beginning of period	266.8	13.8	280.6

End of period	$374.4	$15.9	$390.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by (used in) operating activities	$269.4	$(5.6)	$263.8

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(166.1)	$(42.6)	$(208.7)
Expended on acquisitions	(4.6)	—	(4.6)
Net increase in investments	(36.9)	(0.4)	(37.3)

Net cash used in investing activities	$(207.6)	$(43.0)	$(250.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$(8.9)	$43.3	$34.4
Net increase (decrease) in non-current liabilities	(2.3)	1.5	(0.8)

Net cash provided by (used in) financing activities	$(11.2)	$44.8	$33.6

Net increase (decrease) in cash and cash equivalents	$50.6	$(3.8)	$46.8
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$374.4	$15.9	$390.3

Condensed Consolidated Balance Sheet
May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Current assets
Cash and cash equivalents	$135.6	$25.7	$161.3
Restricted cash and cash equivalents	74.3	—	74.3
Short-term deposits and marketable securities	10.3	—	10.3
Accounts receivable	682.9	37.4	720.3
Parts and supplies	40.4	11.1	51.5
Deferred income tax assets	58.8	16.5	75.3
Other current assets	37.8	16.4	54.2

Total current assets	1,040.1	107.1	1,147.2
Long-term investments	509.1	43.4	552.5
Property and equipment	1,245.3	360.4	1,605.7
Goodwill	183.1	—	183.1
Contracts and customer relationships	205.3	—	205.3
Deferred income tax assets	59.3	118.5	177.8
Deferred charges and other assets	63.2	8.9	72.1

Total assets	$3,305.4	$638.3	$3,943.7

Current liabilities
Accounts payable	$101.3	$27.6	$128.9
Accrued liabilities	392.9	125.9	518.8
Current portion of long-term debt	34.2	3.6	37.8

Total current liabilities	528.4	157.1	685.5
Long-term debt	986.3	135.2	1,121.5
Pension liability	2.6	224.1	226.7
Other long-term liabilities	466.1	91.7	557.8

Total liabilities	1,983.4	608.1	2,591.5
Shareholders’ equity	1,322.0	30.2	1,352.2

Total liabilities and shareholders’ equity	$3,305.4	$638.3	$3,943.7

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Accounts receivable	528.8	41.0	569.8
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0
Long-term investments	514.1	39.4	553.5
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,190.2	$662.5	$3,852.7

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8
Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	408.2	88.6	496.8

Total liabilities	1,946.3	616.1	2,562.4
Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,190.2	$662.5	$3,852.7

Note 12 – Guarantors of Senior Notes

The Company’s $406.0 million Senior Notes are guaranteed by the Company’s subsidiaries, except for the Unrestricted Subsidiaries, the Company’s Canadian subsidiaries and any of the Company’s insurance subsidiaries. The condensed consolidated financial statements for the guarantors, the non-guarantors and the parent company (reported as the Company and as the Predecessor Company for historical purposes) are as follows:

Condensed Consolidated Statement of Operations
Three months ended May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$0.0	$891.7	$347.9	$—	$1,239.6
Operating, selling, general and administrative expenses	0.4	761.3	313.7	—	1,075.4
Depreciation and amortization expense	0.0	55.1	19.6	—	74.7
Intercompany management fees (income)	0.0	(1.6)	1.6	—	—

Operating income (loss)	(0.4)	76.9	13.0	—	89.5
Interest expense	(22.2)	(1.3)	(7.9)	—	(31.4)
Intercompany interest income (expense)	4.0	(3.4)	(0.6)	—	—
Other income (expense), net	(0.4)	0.2	0.1	—	(0.1)
Equity in earnings (loss) of intercompany investments	46.3	(4.3)	—	(42.0)	—

Income (loss) before income taxes	27.3	68.1	4.6	(42.0)	58.0
Income tax recovery (expense)	7.3	(28.7)	(2.0)	—	(23.4)

Net income (loss)	$34.6	$39.4	$2.6	$(42.0)	$34.6

Condensed Consolidated Statement of Operations
Nine months ended May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$0.0	$2,587.1	$1,025.3	$—	$3,612.4
Operating, selling, general and administrative expenses	0.9	2,235.9	946.1	—	3,182.9
Depreciation and amortization expense	0.0	170.5	58.6	—	229.1
Intercompany management fees (income)	0.0	(4.4)	4.4	—	—

Operating income (loss)	(0.9)	185.1	16.2	—	200.4
Interest expense	(71.7)	(4.5)	(22.5)	—	(98.7)
Intercompany interest income (expense)	2.4	(0.6)	(1.8)	—	—
Other income (expenses), net	(4.3)	0.8	(0.2)	—	(3.7)
Equity in earnings (loss) of intercompany investments	101.7	(16.3)	—	(85.4)	—

Income (loss) before income taxes	27.2	164.5	(8.3)	(85.4)	98.0
Income tax recovery (expense)	30.6	(74.2)	3.4	—	(40.2)

Net income (loss)	$57.8	$90.3	$(4.9)	$(85.4)	$57.8

Predecessor Company
Condensed Consolidated Statement of Operations
Three months ended May 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$868.8	$334.0	$—	$1,202.8
Operating, selling, general and administrative expenses	2.0	737.2	312.7	—	1,051.9
Depreciation and amortization expense	—	55.3	21.9	—	77.2
Intercompany management fees (income)	5.9	(7.1)	1.2	—	—

Operating income (loss), net	(7.9)	83.4	(1.8)	—	73.7
Interest expense	—	(1.1)	(5.5)	—	(6.6)
Intercompany interest income (expense)	—	0.5	(0.5)	—	—
Other income (expense), net	(2.8)	(1.4)	0.8	—	(3.4)
Equity in earnings (loss) of intercompany investments	73.0	(19.6)	—	(53.4)	—

Income (loss) before income taxes	62.3	61.8	(7.0)	(53.4)	63.7
Income tax expense	(0.1)	(0.6)	(0.8)	—	(1.5)

Net income (loss)	$62.2	$61.2	$(7.8)	$(53.4)	$62.2

Predecessor Company
Condensed Consolidated Statement of Operations
Nine months ended May 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$2,516.3	$969.4	$—	$3,485.7
Operating, selling, general and administrative expenses	11.1	2,146.9	934.9	—	3,092.9
Depreciation and amortization expense	0.1	165.0	64.2	—	229.3
Intercompany management fees (income)	(25.7)	17.5	8.2	—	—

Operating income (loss)	14.5	186.9	(37.9)	—	163.5
Interest expense	—	(3.7)	(15.9)	—	(19.6)
Intercompany interest income (expense)	—	1.6	(1.6)	—	—
Other income (expense), net	(16.4)	(5.1)	1.5	—	(20.0)
Equity in earnings (loss) of intercompany investments	121.7	(52.1)	—	(69.6)	—

Income (loss) before income taxes	119.8	127.6	(53.9)	(69.6)	123.9
Income tax expense	(0.4)	(2.1)	(2.0)	—	(4.5)

Income (loss) before cumulative effect of a change in accounting principle	119.4	125.5	(55.9)	(69.6)	119.4
Cumulative effect of a change in accounting principle	—	(1,668.0)	(537.4)	—	(2,205.4)
Equity in loss from cumulative effect of a change in accounting principle of intercompany investments	(2,205.4)	(429.5)	—	2,634.9	—

Net income (loss)	$(2,086.0)	$(1,972.0)	$(593.3)	$2,565.3	$(2,086.0)

Condensed Consolidated Statement of Cash Flows
Three months ended May 31, 2004

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals
Net cash provided by (used in) operating activities	$9.6	$121.0	$55.9	$186.6

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(34.3)	$(11.4)	$(45.7)
Net decrease (increase) in investments	—	39.2	(41.7)	(2.5)

Net cash provided by (used in) investing activities	$—	$4.9	$(53.1)	$(48.2)

Cash flows from financing activities:
Net decrease in long-term debt	$(66.1)	$(3.9)	$(1.8)	$(71.8)
Net increase in non-current liabilities	0.1	1.0	0.5	1.6
Increase (decrease) in intercompany advances	105.7	(122.6)	16.9	—

Net cash provided by (used in) financing activities	$39.7	$(125.5)	$15.6	$(70.2)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at:	$49.3	$0.5	$18.4	$68.2
Beginning of period	38.7	21.0	33.4	93.1

End of period	$88.0	$21.5	$51.8	$161.3

Condensed Consolidated Statement of Cash Flows
Nine months ended May 31, 2004

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals
Net cash provided by (used in) operating activities	$(52.0)	$156.3	$176.9	$281.2

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(91.0)	$(59.8)	$(150.8)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net decrease (increase) in investments	0.7	70.5	(81.8)	(10.6)

Net cash provided by (used in) investing activities	$0.7	$(20.5)	$(142.9)	$(162.7)

Cash flows from financing activities:
Net decrease in long-term debt	$(18.4)	$(7.9)	$(28.9)	$(55.2)
Net increase (decrease) in non-current liabilities	(3.9)	2.3	(0.7)	(2.3)
Increase (decrease) in intercompany advances	120.8	(112.5)	(8.3)	—

Net cash provided by (used in) financing activities	$98.5	$(118.1)	$(37.9)	$(57.5)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at:	$47.2	$17.7	$(3.9)	$61.0
Beginning of period	40.8	3.8	55.7	100.3

End of period	$88.0	$21.5	$51.8	$161.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three months ended May 31, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals
Net cash provided by (used in) operating activities	$(3.0)	$189.3	$13.4	$199.7

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$(1.3)	$(67.4)	$(35.5)	$(104.2)
Expended on acquisitions	—	(1.4)	—	(1.4)
Net decrease (increase) in investments	0.1	9.5	(12.6)	(3.0)

Net cash used in investing activities	$(1.2)	$(59.3)	$(48.1)	$(108.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$—	$(2.1)	$23.3	$21.2
Net decrease in non-current liabilities	—	(0.9)	(1.7)	(2.6)

Net cash provided by (used in) financing activities	$—	$(3.0)	$21.6	$18.6

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at:	$(4.2)	$127.0	$(13.1)	$109.7
Beginning of period	33.4	216.4	30.8	280.6

End of period	$29.2	$343.4	$17.7	$390.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Nine months ended May 31, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals
Net cash provided by operating activities	$17.7	$200.2	$45.9	$263.8

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$(1.3)	$(125.3)	$(82.1)	$(208.7)
Expended on acquisitions	—	(4.6)	—	(4.6)
Net decrease (increase) in investments	0.8	(10.0)	(28.1)	(37.3)

Net cash used in investing activities	$(0.5)	$(139.9)	$(110.2)	$(250.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$—	$(7.6)	$42.0	$34.4
Net decrease in non-current liabilities	—	(0.6)	(0.2)	(0.8)

Net cash provided by (used in) financing activities	$—	$(8.2)	$41.8	$33.6

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at:	$17.2	$52.1	$(22.5)	$46.8
Beginning of period	12.0	291.3	40.2	343.5

End of period	$29.2	$343.4	$17.7	$390.3

Condensed Consolidated Balance Sheet
As of May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Current assets	$91.0	$788.4	$267.8	$—	$1,147.2
Intercompany receivables (payables) and investments	2,121.6	87.5	6.6	(2,215.7)	—
Long-term investments	109.6	57.9	385.0	—	552.5
Property and equipment	—	950.6	655.1	—	1,605.7
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	204.6	0.7	—	205.3
Long-term deferred income tax assets	15.0	—	179.5	(16.7)	177.8
Deferred charges and other assets	43.1	20.1	8.9	—	72.1

	$2,380.3	$2,292.2	$1,503.6	$(2,232.4)	$3,943.7

Current liabilities	$51.2	$275.7	$358.6	$—	$685.5
Non-current liabilities	976.1	151.7	794.9	(16.7)	1,906.0
Shareholders’ equity	1,353.0	1,864.8	350.1	(2,215.7)	1,352.2

	$2,380.3	$2,292.2	$1,503.6	$(2,232.4)	$3,943.7

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Current assets	$44.0	$662.7	$241.3	$—	$948.0
Intercompany receivables (payables) and investments	2,083.4	25.9	18.8	(2,128.1)	—
Long-term investments	110.3	129.0	314.2	—	553.5
Property and equipment	—	1,015.7	654.1	—	1,669.8
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	216.8	0.1	—	216.9
Long-term deferred income tax assets	49.1	—	183.9	(29.8)	203.2
Deferred charges and other assets	46.5	20.2	11.5	—	78.2

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

Current liabilities	$44.1	$296.7	$354.0	$—	$694.8
Non-current liabilities	998.9	180.6	717.9	(29.8)	1,867.6
Shareholders’ equity	1,290.3	1,776.1	352.0	(2,128.1)	1,290.3

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate overview

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and nine month periods ended May 31, 2004 as compared to the three and nine month periods ended May 31, 2003 and the Company’s consolidated financial position at May 31, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2003. As used in this Report, all references to the “Company”, “we”, “us”, “our” and similar references are to Laidlaw International, Inc.

We operate in five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. See Note 10 – “Segmented Information” of Notes to Consolidated Financial Statements in this Report.

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the Company is required to segregate the consolidated results of operations between the Restricted and Unrestricted Subsidiaries as defined in Note 11 – “Condensed financial statements of restricted subsidiaries” of the Notes to the Consolidated Financial Statements included in this Report.

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

Three and nine month periods ended May 31, 2004 compared with the Predecessor Company three and nine month periods ended May 31, 2003 results of operations

	Percentage of Revenue
	Three Months ended		Nine Months ended
	May 31,		May 31,

	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	57.0	57.5	57.3	57.4
Accident claims and professional liability expenses	6.3	5.9	6.8	6.9
Vehicle related costs	5.6	5.7	5.7	5.8
Occupancy costs	4.0	4.1	4.2	4.3
Fuel	4.0	3.9	3.9	3.8
Depreciation	5.7	6.4	6.0	6.6
Amortization	0.4	—	0.4	—
Other operating expenses	9.8	10.4	10.2	10.5

Operating income	7.2	6.1	5.5	4.7
Interest expense	(2.5)	(0.5)	(2.7)	(0.6)
Other expense, net	—	(0.3)	(0.1)	(0.6)

Income before income taxes and cumulative effect of a change in accounting principle	4.7	5.3	2.7	3.5
Income tax expense	(1.9)	(0.1)	(1.1)	(0.1)

Income before cumulative effect of a change in accounting principle	2.8	5.2	1.6	3.4
Cumulative effect of a change in accounting principle	—	—	—	(63.2)

Net income (loss)	2.8%	5.2%	1.6%	(59.8)%

Revenue

The sources of revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
	Three Months ended		Nine Months ended
	May 31,		May 31,
	2004	2003	2004	2003
Education services	$459.7	$457.9	$1,310.2	$1,314.8
Public Transit services	78.7	72.8	223.3	212.1
Greyhound	299.7	291.4	881.1	847.5
Healthcare Transportation services	265.6	259.8	790.0	759.3
Emergency Management services	135.9	120.9	407.8	352.0

Total	$1,239.6	$1,202.8	$3,612.4	$3,485.7

Restricted Subsidiaries	$997.3	$961.6	$2,906.9	$2,786.2
Unrestricted Subsidiaries	242.3	241.2	705.5	699.5

Total	$1,239.6	$1,202.8	$3,612.4	$3,485.7

Revenue in the Education services segment was relatively constant over the same three and nine month periods ended May 31, 2004 and 2003, respectively. A slight increase of 0.4% was realized over the three month period and a slight decrease of 0.3% was realized on a year-to-date basis. The effect of lost business ($31 million and $88 million during the three and nine months ended May 31, 2004, respectively, of which approximately half was due to the loss of the City of Boston contract) was largely offset by new contracts, price increases and the strengthening of the Canadian currency relative to the U.S. dollar. The effect of the increase in the Canadian currency increased revenues 0.8% and 1.4%, respectively, during the three and nine months ended May 31, 2004.

The 8.1% and 5.3% increase in revenue during the three and nine months ended May 31, 2004, respectively, in the Public Transit services segment is primarily due to the addition of routes and services.

The 2.8% and 4.0% increases in revenue during the three and nine months ended May 31, 2004, respectively, in the Greyhound segment is principally due to a favorable foreign currency exchange rate and, to a lesser extent, an increase in tour and charter revenue due to new contracts. Had there been no change in the exchange rate, revenue would have increased 1.5% and 1.4% during the three and nine months ended May 31, 2004, respectively.

The 2.2% and 4.0% increase in revenue during the three and nine months ended May 31, 2004, respectively, in the Healthcare Transportation services segment is primarily due to an increase in ambulance transports which more than offset a decline in wheelchair transports.

The 12.4% and 15.9% increases in revenue in the Emergency Management services segment during the three and nine months ended May 31, 2004, respectively, is primarily attributable to an increase in the number of patient visits from new contracts.

The increase in the Restricted Subsidiaries revenue during the three and nine months ended May 31, 2004, is primarily a result of the increase in revenue in the Public Transit services, Healthcare Transportation services and Emergency Management services segments discussed above.

The Unrestricted Subsidiaries revenue was up slightly during the three and nine months ended May 31, 2004, primarily due to an increase in tour and charter revenue due to new contracts.

EBITDA

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as income from continuing operations before interest, income taxes, depreciation, amortization, other expenses, net and cumulative effect of a change in accounting principles. EBITDA, as reported here, is the same as reported for each of our segments in Note 10 – “Segmented information” of Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to the net income (loss) and net cash provided by operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three Months ended May 31,		Nine Months ended May 31,
	2004	2003	2004	2003
EBITDA	$164.2	$150.9	$429.5	$392.8
Depreciation and amortization	(74.7)	(77.2)	(229.1)	(229.3)
Interest expense	(31.4)	(6.6)	(98.7)	(19.6)
Other expenses, net	(0.1)	(3.4)	(3.7)	(20.0)
Income tax expense	(23.4)	(1.5)	(40.2)	(4.5)

Income before cumulative effect of a change in accounting principle	34.6	62.2	57.8	119.4
Cumulative effect of a change in accounting principle	—	—	—	(2,205.4)

Net income (loss)	$34.6	$62.2	$57.8	$(2,086.0)

	Three Months ended May 31,		Nine Months ended May 31,

	2004	2003	2004	2003
EBITDA	$164.2	$150.9	$429.5	$392.8
Cash paid for interest	(20.6)	(11.7)	(80.0)	(25.0)
Cash received (paid) for income taxes	(0.5)	6.0	10.7	4.4
Increase in claims liabilities and professional liability reserves	12.7	7.4	47.2	56.1
Cash provided by (used in) financing other working capital items	27.3	25.8	(130.3)	(137.7)
Decrease in restricted cash and cash equivalents	3.5	33.9	4.1	0.9
Other	—	(12.6)	—	(27.7)

Net cash provided by operating activities	$186.6	$199.7	$281.2	$263.8

Net cash used in investing activities	$(48.2)	$(108.6)	$(162.7)	$(250.6)

Net cash provided by (used In) financing activities	$(70.2)	$18.6	$(57.5)	$33.6

     EBITDA by segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

	EBITDA
	Three Months ended May 31,		Nine Months ended May 31,
	2004	2003	2004	2003
Education services	$120.8	$116.1	$306.0	$302.0
Public Transit services	1.5	5.6	(2.8)	7.3
Greyhound	15.6	3.4	38.3	5.8
Healthcare Transportation services	22.1	18.6	63.5	55.8
Emergency Management services	4.2	7.2	24.5	21.9

Total	$164.2	$150.9	$429.5	$392.8

Restricted Subsidiaries	$151.9	$152.9	$401.0	$391.9
Unrestricted Subsidiaries	12.3	(2.0)	28.5	0.9

Total	$164.2	$150.9	$429.5	$392.8

In the three and nine months ended May 31, 2004, EBITDA in the Education services segment was $4.7 million and $4.0 million higher than the corresponding periods last year. The improvement in EBITDA was due to a favorable Canadian exchange rate and lower accident claims costs, offset somewhat by an increase in fuel prices.

In the three and nine months ended May 31, 2004, EBITDA in the Public Transit services segment was $4.1 million and $10.1 million, respectively, lower than the same periods in 2003 due to increased accident claims costs as compared to the unusually low level experienced in the comparative periods.

In the three and nine months ended May 31, 2004, EBITDA in the Greyhound segment was $12.2 million and $32.5 million, respectively, better than the three and nine months ended May 31, 2003. The improvement in Greyhound’s EBITDA is primarily due to management’s continued focus on improving revenue per mile and reducing operating costs. Increased revenue combined with a reduction in miles operated and a reduction in workforce were the primary contributors to this increase.

In the three and nine months ended May 31, 2004, EBITDA in the Healthcare Transportation services segment was $3.5 million and $7.7 million, respectively, higher than 2003 principally due to improved accident and insurance claims costs as the increases in revenues were largely offset by increased compensation expenses.

The Emergency Management Services segment EBITDA decreased $3.0 million during the three months ended May 31, 2004, and increased $2.6 million, for the nine month period ended May 31, 2004. Increased compensation costs, due to increased patient visits and long-term incentive plan costs, exceeded revenue growth during the three month period and trailed revenue growth for the nine month period.

In the three months ended May 31, 2004, EBITDA for the Restricted Subsidiaries was $1.0 million lower than the three months ended May 31, 2003 primarily due to a decline in the results of the Public Transit and Emergency Management services segments, mostly offset by improved results in the Education services and Healthcare Transportation services segments. For the nine months ended May 31, 2004, EBITDA was $9.1 higher, primarily due to the improved results in the Education services, Healthcare Transportation services and Emergency Management services segments partially offset by the decline in the results of the Public Transit Services segment.

In the three and nine months ended May 31, 2004, EBITDA in the Unrestricted Subsidiaries was $14.3 million and $27.6 million, respectively, higher than the three and nine months ended May 31, 2003 due to improved revenue per mile and reduced operating costs.

Depreciation expense

Depreciation expense for the three and nine months ended May 31, 2004 decreased $6.7 million and $13.1 million, respectively, over the three and nine months ended May 31, 2003, reflecting a $5.3 million and $8.9 million, respectively, decrease in depreciation for the Restricted Subsidiaries and a $1.4 million and $4.2 million, respectively, decrease in depreciation for the Unrestricted Subsidiaries. The decline in the Restricted Subsidiaries is principally due to a slight increase in the estimated useful lives of certain model school buses, while the decline in the Unrestricted Subsidiaries is principally due to the revaluation of property and equipment that occurred under fresh start accounting.

Amortization expense

Amortization expense for the three and nine months ended May 31, 2004, increased $4.2 million and $12.9 million, respectively, compared to the same periods in 2003. Amortization is primarily related to customer contracts capitalized under fresh start accounting. Virtually all of the amortization expense was recorded by the Restricted Subsidiaries.

Interest expense

In the three and nine months ended May 31, 2004, interest expense increased $24.8 million and $79.1 million, respectively, compared to the three and nine months ended May 31, 2003. The increase is primarily due to interest incurred on long-term debt associated with our senior secured credit facility and the senior notes. No interest expense was incurred on pre-petition debt for the three and nine months ended May 31, 2003. Interest expense for the Unrestricted Subsidiaries increased $3.0 million and $8.3 million, respectively, reflecting a higher effective interest rate on borrowings as a result of discounts on long-term debt recorded as fair value adjustments at fresh start.

Other expenses, net

Other expenses, net was $0.1 million and $3.7 million in the three and nine months ended May 31, 2004, respectively. The nine month total was primarily related to legal fees to defend former directors and officers of the Predecessor Company from shareholder and creditor lawsuits that originated prior to the Company’s emergence from bankruptcy.

The $3.4 million and $20.0 million of other expenses, net in the three and nine months ended May 31, 2003, respectively, was mostly due to financing, accounting, legal and consulting services incurred by the Predecessor Company during the reorganization process. For the nine month period this was partially offset by $12.5 million of income related to the settlement of certain bondholder actions.

Income tax expense

Income tax expense for the three and nine months ended May 31, 2004 was $23.4 million and $40.2 million, respectively, compared to $1.5 million and $4.5 million in the three and nine months ended May 31, 2003, respectively. Tax expense in the prior period only represented estimated cash taxes as the Predecessor Company had established a full valuation allowance against its net deferred tax assets. Of the $40.2 million provided in the nine months ended May 31, 2004, $3.0 million represents cash taxes payable and the balance reflects the utilization of deferred tax assets.

Cumulative effect of a change in accounting principle

Effective September 1, 2002, we adopted SFAS 142 and, as a result, recorded a non-cash charge of $2,205.4 million on September 1, 2002 as a cumulative effect of a change in accounting principle.

Liquidity and capital resources

For the nine months ended May 31, 2004, cash provided by operating activities was $281.2 million compared to $263.8 million in the nine months ended May 31, 2003. The increase was principally due to the increase in operating income. Net expenditures for the purchase of capital assets for normal replacement requirements and increases in service was $150.8 million in the nine months ended May 31, 2004 compared to $208.7 million for the nine months ended May 31, 2003. The decline in capital expenditures was principally due to reduced bus purchases in the Education services and Greyhound segments.

The Company utilizes a senior secured revolving credit facility (the “Revolver”) due June 2008, to finance current operating needs. Under the Revolver, as of May 31, 2004, there were no cash borrowings, $47.6 million for the issuance of letters of credit and $67.9 million was reserved for guarantee obligations on Greyhound Lines’ vehicle leases, leaving total availability of $60.2 million under the most restrictive covenant. Greyhound Lines utilizes its own revolving line of credit (the “Greyhound Facility”). As of May 31, 2004, Greyhound Lines had no cash borrowings under the Greyhound Facility, had issued letters of credit of $62.2 million and had availability of $46.9 million.

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

Under the terms of the Company’s various debt agreements the Company is required to meet certain financial covenants including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of May 31, 2004, the Company was in compliance with all such covenants.

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

Contingencies

As discussed in Note 7 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report, management is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse affect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

Commitments and Contingencies

Reference is made to Note 22 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003 for a description of the Company’s material commitments. Reference is made to Note 7 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

Forward looking statements

Certain statements contained in this report, including statements regarding the status of future operating results and market opportunities, possible asset dispositions and other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to; Greyhound Lines’ ability to achieve its forecasted results; market factors, including competitive pressures and changes in pricing policies; changes in interpretations of existing legislation or the adoption of new legislation; loss of major customers; the significant restrictive covenants in the Company’s and its subsidiaries’ various credit facilities; the potential for asset dispositions; the ability to continue to satisfy bonding requirements for existing or new customers; volatility in energy costs; the costs and risks associated with litigation; costs related to accident and other claims; potential pension plan funding requirements; the ability to implement initiatives designed to increase operating efficiencies and improve results; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects included in “Note Regarding Forward-Looking Statements” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in the Company’s Form 10-K for the year ended August 31, 2003, “Risk Factors” in the Company’s Amendment No. 1 to its Registration Statement on Form S-4 and in the Company’s Registration Statement on Form S-3 and as may be detailed in the Company’s other filings from time to time with the Securities and Exchange Commission.

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

LAIDLAW INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended August 31, 2003 and Part II, Item 1 of the Company’s Form 10-Qs for the quarters ended November 30, 2003 and February 29, 2004 for a description of certain legal proceedings presently pending. As previously reported, the Company or its subsidiaries continually undergo investigations by certain governmental agencies regarding compliance with Medicare fraud and abuse statutes. There are no material new matters to report against the Company or its subsidiaries except as set forth below, and there have been no material changes in the previously reported proceedings, except as set forth below:

Proceedings Prior to or During Bankruptcy of Laidlaw, Inc.

Reference is made to the description in Item 3. Legal Proceedings under the caption “Proceedings Prior to or During Bankruptcy of Laidlaw, Inc.” in the Company’s Form 10-K for the year ended August 31, 2003, and Part II, Item 1 of the Company’s Form 10-Q for the quarter ended February 29, 2004, of proceedings in the cases captioned In Re Laidlaw Stockholders Litigation and In Re Safety-Kleen Corp. Securities Litigation. These cases involved actions against Laidlaw Inc. and individual defendants who were former officers and directors of the Company. These cases had been settled shortly before trial was originally scheduled to commence in March, 2004, but the settlements have not yet been finalized and, if the matters are not settled, jury selection in these cases is currently set to begin July 6, 2004. As previously disclosed, as a result of the bankruptcy court’s subordination of these claims against the debtors, Laidlaw, Inc. and Laidlaw International, Inc. are no longer parties to these cases and the Company’s cash obligation in these cases is limited to the unfunded portion of the D&O Claim Treatment Letter described in Item 3. Legal Proceedings under the caption “Proceedings Prior to or During Bankruptcy of Laidlaw, Inc.” in the Company’s Form 10-K for the year ended August 31, 2003.

General Litigation and Other Disputes

Reference is made to the description in Item 3. Legal Proceedings under the caption “General Litigation and Other Disputes” in the Company’s Form 10-K for the year ended August 31, 2003, of proceedings with the U.S. Department of Justice begun in June, 1999 regarding the billing processes of Regional Emergency Services, a subsidiary of AMR, and of Florida Hospital Waterman, as well as a subpoena duces tecum received from the Office of the Inspector General regarding Huguley and Metroplex Hospitals and Regional Emergency Services contracts in Texas, Georgia and Colorado. As previously disclosed, the claims in the Waterman matter and the claims in Texas have been resolved pursuant to a potential settlement for an aggregate of $20 million, to which AMR will contribute a total of $5 million. The settlement has been negotiated, but the documentation has not yet been signed by all the parties.

Reference is made to the description in Item 3. Legal Proceedings under the caption “General Litigation and Other Disputes” in the Company’s Form 10-K for the year ended August 31, 2003, of subpoenas received from August 1998 until August 2000 by American Medical Response West, a subsidiary of AMR, related to billing matters for emergency transports and specialized services. Although settlement documents have not been finalized, AMR West has reached a tentative settlement to pay $3.5 million and enter into a Corporate Integrity Agreement relating to these matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Indemnification agreement between Laidlaw International, Inc. and its Directors and Officers.

10.2	Amendment Number One to Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as borrower, the Financial Institutions named as lenders, and Wells Fargo Foothill, Inc, as Agent dated as of July 6, 2004.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K during the quarter ended May 31, 2004

Current Report on Form 8-K, dated March 26, 2004, filed with the Securities and Exchange Commission and reporting under Item 5, Other Events, the Company’s press release announcing that its wholly-owned subsidiary, Greyhound Lines, Inc issued a press release announcing it has reached an agreement with the Amalgamated Transit Union National Local 1700 for a new collective bargaining agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.
	By:	/s/ Douglas A. Carty
Date: July 12, 2004	Douglas A. Carty
Senior Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer