Form 10-Q/A
period 2004-02-29
LAIDLAW INTERNATIONAL INC
filed 2004-11-15
CIK 737874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

LAIDLAW INTERNATIONAL, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended February 29, 2004 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on April 12, 2004.

As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in the Company’s second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of our second quarter tax expense. However, the adjustment was not reflected in the Company’s originally reported second quarter results because our quarterly processes did not include procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred. Management’s quarterly controls and procedures have been strengthened to require verification of applicable tax rates and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in which the Company conducts business. No change in the Company’s annual process was required as management believes we have disclosure controls and procedures which operate at a reasonable level on an annual basis.

This Amendment No. 1 amends

•	Part I, Item 1, Financial Statements to restate our unaudited consolidated financial statements and the related notes, as more fully described in Note 1 to our restated unaudited consolidated financial statements contained in this Amendment No. 1;
•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects to the restatement; and
•	Part I, Item 4, Controls and Procedures to reflect the matters discussed above.

This Amendment No. 1 sets forth the complete text of each item of the Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by our chief executive officer and chief financial officer. This Amendment No. 1 does not reflect events occurring after the filing of our original Form 10-Q on April 12, 2004, or modify or update the disclosures presented in the original Form 10-Q filed on April 12, 2004, except to reflect the restatement as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on April 12, 2004, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 1 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of February 29, 2004 (Unaudited) and August 31,2003	4

	Consolidated Statements of Operations for the Three Month and Six Month Periods Ended February 29, 2004 and February 28, 2003 (Unaudited)	6

	Consolidated Statements of Comprehensive Income (Loss) for the Three Month and Six Month Periods Ended February 29, 2004 and February 28, 2003 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Three Month and Six Month Periods Ended February 29, 2004 and February 28, 2003 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits and Reports on Form 8-K	41

SIGNATURES		42
Principal Executive Officer's Certification Pursuant to Section 302
Principal Financial Officer's Certification Pursuant to Section 302
Certification Purusant to Section 906

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 29,	August 31,
	2004	2003
	(unaudited)
	(restated)
ASSETS

Current assets
Cash and cash equivalents	$93.1	$100.3
Restricted cash and cash equivalents	64.8	39.4
Short-term deposits and marketable securities	12.8	42.0
Accounts receivable	715.4	569.8
Parts and supplies	50.2	50.2
Deferred income tax assets	77.3	86.2
Other current assets	66.4	60.1

Total current assets	1,080.0	948.0

Long-term investments	572.9	553.5

Property and equipment
Land	187.2	184.3
Buildings	161.7	151.1
Vehicles	1,309.7	1,228.4
Other	161.9	153.6

	1,820.5	1,717.4
Less: Accumulated depreciation	180.6	47.6

	1,639.9	1,669.8

Other assets
Goodwill	183.1	183.1
Contracts and customer relationships	208.9	216.9
Deferred income tax assets	205.0	203.2
Deferred charges and other assets	75.5	78.2

	672.5	681.4

Total assets	$3,965.3	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 29,	August 31,
	2004	2003
	(unaudited)
	(restated)
LIABILITIES

Current liabilities
Accounts payable	$123.8	$119.4
Accrued liabilities	489.4	506.0
Current portion of long-term debt	48.5	69.4

Total current liabilities	661.7	694.8

Long-term debt	1,185.4	1,145.1
Pension liability	226.2	225.7
Other long-term liabilities	555.4	496.8

Total liabilities	2,628.7	2,562.4

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 103,806,110 (August 31, 2003 - 103,777,422)	1.0	1.0
Additional paid in capital	1,359.1	1,358.3
Common shares held in trust; 3,777,419 issued	(50.0)	(50.0)
Accumulated other comprehensive income (loss)	6.6	(9.1)
Retained earnings (deficit)	19.9	(9.9)

Total shareholders’ equity	1,336.6	1,290.3

Total liabilities and shareholders’ equity	$3,965.3	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February	February	February	February
	29, 2004	28, 2003	29, 2004	28, 2003

	(restated)		(restated)

Revenue	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Compensation expense	679.1	651.7	1,364.1	1,309.8
Accident claims and professional liability expenses	77.5	73.4	167.1	170.0
Vehicle related costs	68.8	67.1	138.7	133.6
Occupancy costs	51.3	52.6	101.2	101.2
Fuel	45.3	43.5	89.7	87.0
Depreciation	69.1	75.4	145.2	151.6
Amortization	4.6	0.3	9.2	0.5
Other operating expenses	125.4	122.6	246.7	239.4

Operating income	41.4	34.1	110.9	89.8

Interest expense	(34.6)	(6.5)	(67.3)	(13.0)
Other expenses, net	(4.5)	(9.9)	(3.6)	(16.6)

Income before income taxes and cumulative effect of a change in accounting principle	2.3	17.7	40.0	60.2
Income tax benefit (expense)	4.9	(1.5)	(10.2)	(3.0)

Income before cumulative effect of a change in accounting principle	7.2	16.2	29.8	57.2
Cumulative effect of a change in accounting principle	—	—	—	(2,205.4)

Net income (loss)	$7.2	$16.2	$29.8	$(2,148.2)

Basic earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.07	$0.05	$0.30	$0.18
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.07	$0.05	$0.30	$(6.59)

Diluted earnings (loss) per share Income before cumulative effect of a change in accounting principle	$0.07	$0.05	0.29	$0.18
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.07	$0.05	$0.29	$(6.59)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

	(restated)		(restated)

Net income (loss)	$7.2	$16.2	$29.8	$(2,148.2)

Net change in unrealized gains on securities	2.8	2.0	4.8	3.5

Foreign currency translation adjustments	(12.2)	17.9	10.9	16.5

Minimum pension liability adjustment	—	(176.4)	—	(176.4)

Comprehensive income (loss)	$(2.2)	$(140.3)	$45.5	$(2,304.6)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February	February	February	February
	29, 2004	29, 2003	29, 2004	29, 2003

	(restated)		(restated)
Operating activities
Net income (loss)	$7.2	$16.2	$29.8	$(2,148.2)
Items not affecting cash:
Cumulative effect of a change in accounting principle	—	—	—	2,205.4
Depreciation and amortization	73.7	75.7	154.4	152.1
Deferred income taxes	(5.9)	—	8.2	—
Other items	1.4	(5.3)	5.5	(7.0)
Increase in claims liability and professional liability insurance accruals	28.7	20.0	34.5	48.7
Cash provided by (used in) financing other working capital items	41.7	(12.5)	(138.4)	(153.9)
Decrease (increase) in restricted cash and cash equivalents	(0.6)	(21.9)	0.6	(33.0)

Net cash provided by operating activities	$146.2	$72.2	$94.6	$64.1

Investing activities
Purchase of property, equipment and other assets, net of proceeds from sale	$(65.8)	$(36.9)	$(105.1)	$(104.5)
Expended on acquisitions	(1.3)	—	(1.3)	(3.2)
Net increase in investments	(0.4)	(25.3)	(8.1)	(34.3)

Net cash used in investing activities	$(67.5)	$(62.2)	$(114.5)	$(142.0)

Financing activities
Net increase (decrease) in long-term debt and other long-term liabilities	$(60.7)	$12.4	$12.7	$15.0

Net cash provided by (used in) financing activities	$(60.7)	$12.4	$12.7	$15.0

Net increase (decrease) in cash and cash equivalents	$18.0	$22.4	$(7.2)	$(62.9)

Cash and cash equivalents — beginning of period*	75.1	258.2	100.3	343.5

Cash and cash equivalents — end of period*	$93.1	$280.6	$93.1	$280.6

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

Restatement

On November 10, 2004 the Company announced the need to restate deferred tax expense for our second fiscal quarter of 2004. As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in the Company’s second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of our second quarter tax expense. However, the adjustment was not reflected in the Company’s originally reported second quarter results because our quarterly processes did not include procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred. Management’s quarterly controls and procedures have been modified to include steps to verify and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in jurisdictions in which the Company conducts business. No change in the Company’s annual process was required as management believes we have disclosure controls and procedures which operate at a reasonable assurance level on an annual basis. To properly reflect this adjustment in the second fiscal quarter of 2004, management has restated the Company’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on April 12, 2004. The effect of this restatement is reflected in the restated unaudited consolidated financial statements contained in this Form 10-Q/A and is detailed below.

Amounts as originally reported and as restated on the Consolidated Balance Sheets are as follows:

($ in millions)	February 29, 2004
	As
	previously	As
	reported	Restated

Deferred income tax assets	$198.4	$205.0
Retained earnings (deficit)	$13.3	$19.9
Total shareholders’ equity	$1,330.0	$1,336.6

Amounts as originally reported and as restated on the Consolidated Statements of Operations are as follows:

	Three		Six
	Months Ended		Months Ended
($ in millions except per share amounts)	February 29, 2004		February 29, 2004
	As		As
	previously	As	previously	As
	reported	Restated	reported	Restated
Income tax benefit (expense)	$(1.7)	$4.9	$(16.8)	$(10.2)
Net income	$0.6	$7.2	$23.2	$29.8
Basic earnings per share	$0.01	$0.07	$0.23	$0.30
Diluted earnings per share	$0.01	$0.07	$0.23	$0.29

Note 2 – Accounts receivable and revenue

Trade accounts receivable as of February 29, 2004 are net of $589.4 million (August 31, 2003 – $527.9 million) of allowances for uncompensated care and contractual allowances in the Company’s Healthcare Transportation and Emergency Management business segments (the “Healthcare Businesses”) and net of an allowance for doubtful accounts of $6.4 million (August 31, 2003 – $5.6 million) in the Company’s other three reportable segments.

Note 3 – Intangible assets

The contracts and customer relationships are net of $13.5 million of accumulated amortization at February 29, 2004 (August 31, 2003 – $4.5 million).

Included in deferred charges and other assets are radio frequency licenses totalling $12.0 million at February 29, 2004 (August 31, 2003 – $12.0 million). The licenses are considered to be assets with indefinite lives and as such, are not amortized.

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

Stock options - On September 10, 2003, the Company issued 57,375 non-qualified stock options to non-employee directors with a strike price of $10.33 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

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

Note 8 – Segmented information

The Company has five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. Revenues and operating income before depreciation and amortization of the segments for the three and six month periods ended February 29, 2004 and February 28, 2003 are as follows:

		Predecessor		Predecessor
		Company		Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
($ in millions)	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Education services
Revenue	$394.8	$400.8	$850.5	$857.0
Operating income before depreciation and amortization	75.7	79.3	185.2	185.9

Public Transit services
Revenue	$72.5	$68.6	$144.6	$139.2
Operating income (loss) before depreciation and amortization	(4.8)	1.8	(4.3)	1.7

Greyhound
Revenue	$294.3	$281.7	$581.4	$556.1
Operating income before depreciation and amortization	12.1	3.9	22.7	2.4

Healthcare Transportation services
Revenue	$262.4	$252.0	$524.4	$499.5
Operating income before depreciation and amortization	22.4	18.2	41.4	37.3

Emergency Management services
Revenue	$138.5	$117.6	$271.9	$231.1
Operating income before depreciation and amortization	9.7	6.6	20.3	14.6

Consolidated Total
Revenue	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Operating income before depreciation and amortization	115.1	109.8	265.3	241.9
Depreciation and amortization expense	73.7	75.7	154.4	152.1

Operating income	41.4	34.1	110.9	89.8
Interest expense	(34.6)	(6.5)	(67.3)	(13.0)
Other expenses, net	(4.5)	(9.9)	(3.6)	(16.6)
Income tax benefit (expense)	4.9	(1.5)	(10.2)	(3.0)

Income before cumulative effect of a change in accounting principle	$7.2	$16.2	$29.8	$57.2

The Company’s goodwill balance of $183.1 million (August 31, 2003 – $183.1 million) is composed of goodwill from the Education services segment.

Total identifiable assets for each of the reportable segments have not changed materially since August 31, 2003.

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

Condensed Consolidated Statement of Operations
Three Months Ended February 29, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$929.5	$233.0	$1,162.5
Compensation expense	575.8	103.3	679.1
Accident claims and professional liability expenses	58.4	19.1	77.5
Vehicle related costs	35.6	33.2	68.8
Occupancy costs	31.5	19.8	51.3
Fuel	30.7	14.6	45.3
Depreciation	58.5	10.6	69.1
Amortization	4.6	—	4.6
Other operating expenses	89.8	35.6	125.4

Operating income (loss)	44.6	(3.2)	41.4
Interest expense	(26.4)	(8.2)	(34.6)
Other expenses, net	(3.9)	(0.6)	(4.5)

Income (loss) before income taxes	14.3	(12.0)	2.3
Income tax benefit (expense)	(0.3)	5.2	4.9

Net income (loss)	$14.0	$(6.8)	$7.2

Condensed Consolidated Statement of Operations
Six Months Ended February 29, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,909.6	$463.2	$2,372.8
Compensation expense	1,159.6	204.5	1,364.1
Accident claims and professional liability expenses	131.4	35.7	167.1
Vehicle related costs	71.1	67.6	138.7
Occupancy costs	61.6	39.6	101.2
Fuel	61.6	28.1	89.7
Depreciation	124.1	21.1	145.2
Amortization	9.2	—	9.2
Other operating expenses	175.2	71.5	246.7

Operating income (loss)	115.8	(4.9)	110.9
Interest expense	(51.7)	(15.6)	(67.3)
Other expenses, net	(3.4)	(0.2)	(3.6)

Income (loss) before income taxes	60.7	(20.7)	40.0
Income tax benefit (expense)	(18.9)	8.7	(10.2)

Net income (loss)	$41.8	$(12.0)	$29.8

Predecessor Company
Condensed Consolidated Statement of Operations
Three Months Ended February 28, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$888.7	$232.0	$1,120.7
Compensation expense	542.6	109.1	651.7
Accident claims and professional liability expenses	53.5	19.9	73.4
Vehicle related costs	33.0	34.1	67.1
Occupancy costs	32.6	20.0	52.6
Fuel	28.8	14.7	43.5
Depreciation	63.7	11.7	75.4
Amortization	0.3	—	0.3
Other operating expenses	84.7	37.9	122.6

Operating income (loss)	49.5	(15.4)	34.1
Interest expense	(0.1)	(6.4)	(6.5)
Other income (expense), net	(10.5)	0.6	(9.9)

Income (loss) before income taxes	38.9	(21.2)	17.7
Income tax expense	(1.2)	(0.3)	(1.5)

Net income (loss)	$37.7	$(21.5)	$(16.2)

Predecessor Company
Condensed Consolidated Statement of Operations
Six Months Ended February 28, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,824.6	$458.3	$2,282.9
Compensation expense	1,092.8	217.0	1,309.8
Accident claims and professional liability expenses	134.1	35.9	170.0
Vehicle related costs	68.0	65.6	133.6
Occupancy costs	62.1	39.1	101.2
Fuel	58.1	28.9	87.0
Depreciation	127.7	23.9	151.6
Amortization	0.5	—	0.5
Other operating expenses	164.7	74.7	239.4

Operating income (loss)	116.6	(26.8)	89.8
Interest expense	(1.5)	(11.5)	(13.0)
Other income (expense), net	(17.2)	0.6	(16.6)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	97.9	(37.7)	60.2
Income tax expense	(2.3)	(0.7)	(3.0)

Income (loss) from operations before cumulative effect of a change in accounting principle	$95.6	$(38.4)	$57.2
Cumulative effect of a change in accounting principle	(1,775.9)	(429.5)	(2,205.4)

Net loss	$(1,680.3)	$(467.9)	$(2,148.2)

Condensed Consolidated Statement of Cash Flows
Three Months Ended February 29, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$127.4	$18.8	$146.2

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(57.7)	$(8.1)	$(65.8)
Expended on acquisitions	(1.3)	—	(1.3)
Net (increase) decrease in investments	(1.1)	0.7	(0.4)

Net cash used in investing activities	$(60.1)	$(7.4)	$(67.5)

Cash flows from financing activities:
Net decrease in long-term debt and other long-term liabilities	$(49.0)	$(11.7)	$(60.7)

Net cash used in financing activities	$(49.0)	$(11.7)	$(60.7)

Net increase (decrease) in cash and cash equivalents	$18.3	$(0.3)	$18.0
Cash and cash equivalents at:
Beginning of period	55.5	19.6	75.1

End of period	$73.8	$19.3	$93.1

Condensed Consolidated Statement of Cash Flows
Six Months Ended February 29, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$77.6	$17.0	$94.6

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(90.5)	$(14.6)	$(105.1)
Expended on acquisitions	(1.3)	—	(1.3)
Net increase in investments	(7.1)	(1.0)	(8.1)

Net cash used in investing activities	$(98.9)	$(15.6)	$(114.5)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$40.0	$(27.3)	$12.7

Net cash provided by (used in) financing activities	$40.0	$(27.3)	$12.7

Net increase (decrease) in cash and cash equivalents	$18.7	$(25.9)	$(7.2)
Cash and cash equivalents at:
Beginning of period	55.1	45.2	100.3

End of period	$73.8	$19.3	$93.1

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three Months Ended February 28, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	$93.7	$(21.5)	$72.2

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(38.8)	$1.9	$(36.9)
Net (increase) decrease in investments	(25.5)	0.2	(25.3)

Net cash provided by (used in) investing activities	$(64.3)	$2.1	$(62.2)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other non-current liabilities	$(3.2)	$15.6	$12.4

Net cash provided by (used in) financing activities	$(3.2)	$15.6	$12.4

Net increase (decrease) in cash and cash equivalents	$26.2	$(3.8)	$22.4
Cash and cash equivalents at:
Beginning of period	240.6	17.6	258.2

End of period	$266.8	$13.8	$280.6

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Six Months Ended February 28, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$60.0	$4.1	$64.1

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(73.8)	$(30.7)	$(104.5)
Expended on acquisitions	(3.2)	—	(3.2)
Net increase in investments	(33.5)	(0.8)	(34.3)

Net cash used in investing activities	$(110.5)	$(31.5)	$(142.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other non-current liabilities	$(6.5)	$21.5	$15.0

Net cash provided by (used in) financing activities	$(6.5)	$21.5	$15.0

Net decrease in cash and cash equivalents	$(57.0)	$(5.9)	$(62.9)
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$266.8	$13.8	$280.6

Condensed Consolidated Balance Sheet
February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$73.8	$19.3	$93.1
Restricted cash and cash equivalents	64.8	—	64.8
Short-term deposits and marketable securities	12.8	—	12.8
Accounts receivable	677.8	37.6	715.4
Parts and supplies	38.9	11.3	50.2
Deferred income tax assets	63.2	14.1	77.3
Other current assets	52.3	14.1	66.4

Total current assets	983.6	96.4	1,080.0

Long-term investments	532.4	40.5	572.9
Property and equipment	1,268.3	371.6	1,639.9
Goodwill	183.1	—	183.1
Contracts and customer relationships	208.9	—	208.9
Deferred income tax assets	87.1	117.9	205.0
Deferred charges and other assets	65.6	9.9	75.5

Total assets	$3,329.0	$636.3	$3,965.3

Current liabilities
Accounts payable	$98.9	$24.9	$123.8
Accrued liabilities	367.9	121.5	489.4
Current portion of long-term debt	34.8	13.7	48.5

Total current liabilities	501.6	160.1	661.7

Long-term debt	1,056.4	129.0	1,185.4
Pension liability	3.5	222.7	226.2
Other long-term liabilities	465.3	90.1	555.4

Total liabilities	2,026.8	601.9	2,628.7

Shareholders’ equity	1,302.2	34.4	1,336.6

Total liabilities and shareholders’ equity	$3,329.0	$636.3	$3,965.3

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Accounts receivable	528.8	41.0	569.8
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0

Long-term investments	514.1	39.4	553.5
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,190.2	$662.5	$3,852.7

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8

Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	408.2	88.6	496.8

Total liabilities	1,946.3	616.1	2,562.4

Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,190.2	$662.5	$3,852.7

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

Condensed Consolidated Statement of Operations
Three months ended February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$822.9	$339.6	$—	$1,162.5
Operating, selling, general and administrative expenses	0.5	731.3	315.6	—	1,047.4
Depreciation and amortization expense	—	55.2	18.5	—	73.7
Intercompany management fees (income)	—	(2.0)	2.0	—	—

Operating income (loss)	(0.5)	38.4	3.5	—	41.4
Interest expense	(24.1)	(2.8)	(7.7)	—	(34.6)
Intercompany interest income (expense)	(1.1)	1.7	(0.6)	—	—
Other income (expense), net	(4.2)	0.3	(0.6)	—	(4.5)
Equity in earnings (loss) of intercompany investments	17.4	(6.1)	—	(11.3)	—

Income (loss) before income taxes	(12.5)	31.5	(5.4)	(11.3)	2.3
Income tax benfit (expense)	13.1	(17.2)	9.0	—	4.9

Net income (loss)	$0.6	$14.3	$3.6	$(11.3)	$7.2

Condensed Consolidated Statement of Operations
Six months ended February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$1,695.4	$677.4	$—	$2,372.8
Operating, selling, general and administrative expenses	0.5	1,474.6	632.4	—	2,107.5
Depreciation and amortization expense	—	115.4	39.0	—	154.4
Intercompany management fees (income)	—	(2.8)	2.8	—	—

Operating income (loss)	(0.5)	108.2	3.2	—	110.9
Interest expense	(49.5)	(3.2)	(14.6)	—	(67.3)
Intercompany interest income (expense)	(1.6)	2.8	(1.2)	—	—
Other income (expenses), net	(3.9)	0.6	(0.3)	—	(3.6)
Equity in earnings (loss) of intercompany investments	55.4	(12.0)	—	(43.4)	—

Income (loss) before income taxes	(0.1)	96.4	(12.9)	(43.4)	40.0
Income tax recovery (expense)	23.3	(45.5)	12.0	—	(10.2)

Net income (loss)	$23.2	$50.9	$(0.9)	$(43.4)	$29.8

Predecessor Company
Condensed Consolidated Statement of Operations
Three months ended February 28, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$801.6	$319.1	$—	$1,120.7
Operating, selling, general and administrative expenses	6.1	700.4	304.4	—	1,010.9
Depreciation and amortization expense	—	54.6	21.1	—	75.7
Intercompany management fees (income)	(12.4)	9.1	3.3	—	—

Operating income (loss), net	6.3	37.5	(9.7)	—	34.1
Interest expense	—	(1.2)	(5.3)	—	(6.5)
Intercompany interest income (expense)	—	0.5	(0.5)	—	—
Other income (expense)	(8.3)	(1.7)	0.1	—	(9.9)
Equity in earnings (loss) of intercompany investments	18.3	(15.6)	—	(2.7)	—

Income (loss) before income taxes	16.3	19.5	(15.4)	(2.7)	17.7
Income tax expense	(0.1)	(0.8)	(0.6)	—	(1.5)

Net income (loss)	$16.2	$18.7	$(16.0)	$(2.7)	$16.2

Predecessor Company
Condensed Consolidated Statement of Operations
Six months ended February 28, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$1,647.5	$635.4	$—	$2,282.9
Operating, selling, general and administrative expenses	9.1	1,409.7	622.2	—	2,041.0
Depreciation and amortization expense	0.1	109.7	42.3	—	152.1
Intercompany management fees (income)	(31.6)	24.6	7.0	—	—

Operating income (loss)	22.4	103.5	(36.1)	—	89.8
Interest expense	—	(2.6)	(10.4)	—	(13.0)
Intercompany interest income (expense)	—	1.1	(1.1)	—	—
Other income (expense), net	(13.6)	(3.7)	0.7	—	(16.6)
Equity in earnings (loss) of intercompany investments	48.7	(32.5)	—	(16.2)	—

Income (loss) before income taxes	57.5	65.8	(46.9)	(16.2)	60.2
Income tax expense	(0.3)	(1.5)	(1.2)	—	(3.0)

Income (loss) before cumulative effect of a change in accounting principle	57.2	64.3	(48.1)	(16.2)	57.2
Cumulative effect of a change in accounting principle	—	(1,668.0)	(537.4)	—	(2,205.4)
Equity in loss from cumulative effect of a change in accounting principle of intercompany investments	(2,205.4)	(429.5)	—	2,634.9	—

Net income (loss)	$(2,148.2)	$(2,033.2)	$(585.5)	$2,618.7	$(2,148.2)

Condensed Consolidated Statement of Cash Flows
Three months ended February 29, 2004

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$(42.7)	$117.0	$71.9	$146.2

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(43.0)	$(22.8)	$(65.8)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net decrease (increase) in investments	(0.9)	30.1	(29.6)	(0.4)

Net cash used in investing activities	$(0.9)	$(12.9)	$(53.7)	$(67.5)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$(40.1)	$0.9	$(21.5)	$(60.7)
Increase (decrease) in intercompany advances	103.5	(111.7)	8.2	—

Net cash provided by (used in) financing activities	$63.4	$(110.8)	$(13.3)	$(60.7)

Net increase (decrease) in cash and cash equivalents	$19.8	$(6.7)	$4.9	$18.0
Cash and cash equivalents at:
Beginning of period	18.9	27.7	28.5	75.1

End of period	$38.7	$21.0	$33.4	$93.1

Condensed Consolidated Statement of Cash Flows
Six months ended February 29, 2004

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$(61.6)	$35.2	$121.0	$94.6

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(56.7)	$(48.4)	$(105.1)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net decrease (increase) in investments	0.7	31.3	(40.1)	(8.1)

Net cash used in investing activities	$0.7	$(25.4)	$(89.8)	$(114.5)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$43.7	$(2.7)	$(28.3)	$12.7
Increase (decrease) in intercompany advances	15.1	10.1	(25.2)	—

Net cash provided by (used in) financing activities	$58.8	$7.4	$(53.5)	$12.7

Net increase (decrease) in cash and cash equivalents	$(2.1)	$17.2	$(22.3)	$(7.2)
Cash and cash equivalents at:
Beginning of period	40.8	3.8	55.7	100.3

End of period	$38.7	$21.0	$33.4	$93.1

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three months ended February 28, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by operating activities	$15.3	$53.0	$3.9	$72.2

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(33.5)	$(3.4)	$(36.9)
Net decrease (increase) in investments	0.3	(10.0)	(15.6)	(25.3)

Net cash provided by (used in) investing activities	$0.3	$(43.5)	$(19.0)	$(62.2)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$—	$(3.7)	$16.1	$12.4

Net cash provided by (used in) financing activities	$—	$(3.7)	$16.1	$12.4

Net increase in cash and cash equivalents	$15.6	$5.8	$1.0	$22.4
Cash and cash equivalents at:
Beginning of period	17.8	210.6	29.8	258.2

End of period	$33.4	$216.4	$30.8	$280.6

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Six months ended February 28, 2003

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by operating activities	$20.7	$10.9	$32.5	$64.1

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(57.9)	$(46.6)	$(104.5)
Expended on acquisitions	—	(3.2)	—	(3.2)
Net decrease (increase) in investments	0.7	(19.5)	(15.5)	(34.3)

Net cash provided by (used in) investing activities	$0.7	$(80.6)	$(62.1)	$(142.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt and other long-term liabilities	$—	$(5.2)	$20.2	$15.0

Net cash provided by (used in) financing activities	$—	$(5.2)	$20.2	$15.0

Net increase (decrease) in cash and cash equivalents	$21.4	$(74.9)	$(9.4)	$(62.9)
Cash and cash equivalents at:
Beginning of period	12.0	291.3	40.2	343.5

End of period	$33.4	$216.4	$30.8	$280.6

Condensed Consolidated Balance Sheet
As of February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets
Intercompany receivables (payables)	$40.3	$805.9	$233.8	$—	$1,080.0
and investments	2,156.2	5.2	26.6	(2,188.0)	—
Long-term investments	109.7	97.3	365.9	—	572.9
Property and equipment	—	966.4	673.5	—	1,639.9
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	208.1	0.8	—	208.9
Long-term deferred income tax assets	61.9	—	187.9	(44.8)	205.0
Deferred charges and other assets	45.3	20.2	10.0	—	75.5

	$2,413.4	$2,286.2	$1,498.5	$(2,232.8)	$3,965.3

Current liabilities	$39.9	$275.9	$345.9	$—	$661.7
Non-current liabilities	1,043.5	182.5	785.8	(44.8)	1,967.0
Shareholders’ equity	1,330.0	1,827.8	366.8	(2,188.0)	1,336.6

	$2,413.4	$2,286.2	$1,498.5	$(2,232.8)	$3,965.3

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets
Intercompany receivables and	$44.0	$662.7	$241.3	$—	$948.0
investments	2,083.4	25.9	18.8	(2,128.1)	—
Long-term investments	110.3	129.0	314.2	—	553.5
Property and equipment	—	1,015.7	654.1	—	1,669.8
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	216.8	0.1	—	216.9
Long-term deferred income tax assets	49.1	—	183.9	(29.8)	203.2
Deferred charges and other assets	46.5	20.2	11.5	—	78.2

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

Current liabilities	$44.1	$296.7	$354.0	$—	$694.8
Non-current liabilities	998.9	180.6	717.9	(29.8)	1,867.6
Shareholders’ equity	1,290.3	1,776.1	352.0	(2,128.1)	1,290.3

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

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

	Predecessor of Revenue

	Three Months Ended		Six Months

	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	58.4	58.2	57.5	57.4
Accident claims and professional liability expenses	6.7	6.6	7.0	7.4
Vehicle related costs	5.9	6.0	5.8	5.9
Occupancy costs	4.4	4.7	4.3	4.4
Fuel	3.9	3.9	3.8	3.8
Depreciation	5.9	6.7	6.1	6.7
Amortization	0.4	—	0.4	—
Other operating expenses	10.8	10.9	10.4	10.5

Operating income	3.6	3.0	4.7	3.9
Interest expense	(3.0)	(0.6)	(2.8)	(0.6)
Other expense, net	(0.4)	(0.8)	(0.2)	(0.7)

Income before income taxes and cumulative effect of a change in accounting principle	0.2	1.6	1.7	2.6
Income tax benefit (expense)	0.4	(0.2)	(0.4)	(0.1)

Income before cumulative effect of a change in accounting principle	0.6	1.4	1.3	2.5
Cumulative effect of a change in accounting principle	—	—	—	(96.6)

Net income (loss)	0.6%	1.4%	1.3%	(94.1)%

Revenue

The sources of revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Education services	$394.8	$400.8	$850.5	$857.0

Public Transit services	72.5	68.6	144.6	139.2

Greyhound	294.3	281.7	581.4	556.1

Healthcare Transportation services	262.4	252.0	524.4	499.5

Emergency Management services	138.5	117.6	271.9	231.1

Total	$1,162.5	$1,120.7	$2,372.8	$2,282.9

Restricted Subsidiaries	$929.5	$888.7	$1,909.6	$1,824.6

Unrestricted subsidiaries	233.0	232.0	463.2	458.3

Total	$1,162.5	$1,120.7	$2,372.8	$2,282.9

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

The following is a reconciliation of our EBITDA to the net income (loss) and net cash used in operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
EBITDA	$115.1	$109.8	$265.3	$241.9
Depreciation and amortization	(73.7)	(75.7)	(154.4)	(152.1)
Interest expense	(34.6)	(6.5)	(67.3)	(13.0)
Other expenses, net	(4.5)	(9.9)	(3.6)	(16.6)
Income tax benefit (expense)	4.9	(1.5)	(10.2)	(3.0)

Income before cumulative effect of a change in accounting principle	7.2	16.2	29.8	57.2
Cumulative effect of a change in accounting principle	–	–	–	(2,205.4)

Net income (loss)	$7.2	$16.2	$29.8	$(2,148.2)

	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
EBITDA	$115.1	$109.8	$265.3	$241.9
Cash paid for interest	(39.2)	(1.9)	(59.4)	(13.2)
Cash received (paid) for income taxes	10.1	(0.6)	11.2	(1.6)
Increase in claims liabilities and professional liability reserves	28.7	20.0	34.5	48.7
Cash provided by (used in) financing other working capital items	33.3	(26.8)	(156.3)	(170.6)
Increase in restricted cash and cash equivalents	(0.6)	(21.9)	0.6	(33.0)
Other	(1.2)	(6.4)	(1.3)	(8.1)

Net cash provided by operating activities	$146.2	$72.2	$94.6	$64.1

Net cash used in investing activities	$(67.5)	$(62.2)	$(114.5)	$(142.0)

Net cash provided by (used In) financing activities	$(60.7)	$12.4	$12.7	$15.0

EBITDA by segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

	EBITDA
	Three Months ended		Six Months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Education services	$75.7	$79.3	$185.2	$185.9
Public Transit services	(4.8)	1.8	(4.3)	1.7
Greyhound	12.1	3.9	22.7	2.4
Healthcare Transportation services	22.4	18.2	41.4	37.3
Emergency Management services	9.7	6.6	20.3	14.6
Total	$115.1	$109.8	$265.3	$241.9

Restricted Subsidiaries	$107.7	$113.5	$249.1	$244.8
Unrestricted Subsidiaries	7.4	(3.7)	16.2	(2.9)
Total	$115.1	$109.8	$265.3	$241.9

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

In the three and six months ended February 29, 2004, EBITDA in the Greyhound segment was $8.2 million and $20.3 million, respectively, better than the three and six months ended February 28, 2003. The improvement in Greyhound’s EBITDA is primarily due to management’s continued

focus on improving revenue per mile and reducing operating costs. Increased revenue combined with a reduction in miles operated and reductions in workforce were the primary contributors to this increase.

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

Income tax expense

Income tax benefit for the three months ended February 29, 2004 was $4.9 million and income tax expense for the six months ended February 29, 2004 was $10.2 million. During the three and six month periods ended February 29, 2004, the Company recorded a one-time benefit of $6.6 million due to a change in a Canadian tax rate. In addition to this one-time benefit, the three and six month periods ended February 29, 2004, include $1.0 million and $2.0 million, respectively, of cash taxes payable and the balance reflects the utilization of deferred tax assets.

Income tax expense in the three and six month periods ended February 28, 2003 was $1.5 million and $3.0 million, respectively. Tax expense in the prior period only represented estimated cash taxes as the Predecessor Company had established a full valuation allowance against its net deferred tax assets.

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

Pension

Our obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increases as determined by management. The pension plan rate assumptions are shown in Note 11 — “Pension plans” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003. We determine the discount rate based upon yields available on quality long-term corporate bonds (generally by reference to the Moody’s Aa bond index and similar U.S. and Canadian bond indices). The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. Our rate of increase in future compensation levels is based primarily on labor contracts currently in effect with our employees under collective bargaining agreements and expected future pay rate increases for other employees. In addition, our actuarial consultants also use factors to estimate such items as retirement age and mortality tables, which are primarily based upon historical plan experience. The assumptions and factors we use may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by us. During fiscal 2002 and 2003, we experienced a reduction in interest rates and deterioration in plan returns. If this trend continues, we may have to fund amounts to the pension plans in future years in addition to the funding discussed in Note 11 - “Pension plans” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003, whereby we have committed to make substantial cash contributions to the Greyhound Lines Plans, in addition to contributions required under applicable law.

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

Forward looking statements

Certain statements contained in this report, including statements regarding the status of future operating results and market opportunities, possible asset dispositions and other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to; Greyhound Lines’ ability to continue as a going concern; market factors, including competitive pressures and changes in pricing policies; changes in interpretations of existing legislation or the adoption of new legislation; loss of major customers; the significant restrictive covenants in the senior secured credit facility; the ability to continue to satisfy bonding requirements for existing or new customers; volatility in energy costs; the costs and risks associated with litigation; costs related to accident and other claims; potential pension plan funding requirements; the ability to implement initiatives designed to increase operating efficiencies and improve results; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. For further risks, uncertainties and contingencies relating to the Company, see “Note Regarding Forward-Looking Statements” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Form 10-K for the year ended August 31, 2003, “Risk Factors” in the Company’s Amendment No. 1 to its Registration Statement of Form S-4 (File No. 333-112309) and in the Company’s other filings from time to time with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

On November 10, 2004 we announced the need to restate deferred tax expense for our second fiscal quarter of 2004. As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in our second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of our second quarter tax expense. However, the adjustment was not reflected in our originally reported second quarter results because our quarterly processes did not include procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred.

Management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No.2. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management’s conclusion is that the noted control deficiency surrounding the calculation of the quarterly tax provision constitutes a material weakness, since, if not corrected, would more than likely result in a material misstatement in future quarterly financial statements if further tax rate changes are passed by a taxing authority in a jurisdiction in which we conduct business. Management has also concluded that this material weakness only relates to the quarterly controls and procedures; the annual controls and procedures provide for the verification and adjustment, if needed, of the effective tax rates used by us.

Going forward, management’s quarterly controls and procedures have been strengthened to require verification of applicable tax rates and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in the jurisdictions in which we conduct business. No change in our annual process is required as management believes we have disclosure controls and procedures which operate at a reasonable assurance level on an annual basis.

To reflect the adjustment described above, management has decided to amend our unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarter ended February 29, 2004. Management and the audit committee of our board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, who concurred with management’s decision to amend such Quarterly Reports on Form 10-Q. On November 9, 2004, management and the audit committee of our board of directors concluded that our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 should no longer be relied upon because of the error described above in such financial statements.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarters covered by the subject Quarterly Reports on Form 10-Q. Based on the material weakness described above, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of February 29, 2004. However, in light of the implementation of the new corrective measures described above, our Chief Executive Officer and Chief Financial Officer believe, as of the date of this report, management has taken appropriate action to strengthen our internal controls over financial reporting relating to the quarterly tax calculation process and has remediated this material weakness.

Except as stated above, there have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

General Litigation and Other Disputes

Reference is made to the description in Item 3. Legal Proceedings under the caption “General Litigation and Other Proceedings” in the Company’s Form 10-K for the year ended August 31, 2003, of proceedings affecting Sistema Internacional de Transporte de Autobuses, Inc. (“SITA”) and Golden State Transportation. The bankruptcy court in the Golden State case approved the settlement and authorized Golden State to conclude the criminal proceedings by pleading guilty, which it has done. As previously disclosed, none of the Company, SITA or Greyhound Lines were a defendant in these actions. The Company now considers Greyhound Line’s involvement in these cases to be closed and does not intend to report further on these matters.

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

LAIDLAW INTERNATIONAL, INC.
	By:	/s/ Douglas A. Carty
Date: November 15, 2004	Douglas A. Carty
Senior Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer