Form 10-Q/A
period 2004-05-31
LAIDLAW INTERNATIONAL INC
filed 2004-11-15
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1 TO FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

Commission file number 000-13109

LAIDLAW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0390488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

LAIDLAW INTERNATIONAL, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended May 31, 2004 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on July 12, 2004.

As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in the Company’s second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of our tax expense for the nine month period ended May 31, 2004. However, the adjustment was not reflected in the Company’s originally reported second quarter results because our quarterly processes did not include procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred. Management’s quarterly controls and procedures have been strengthened to require verification of applicable tax rates and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in jurisdictions in which the Company conducts business. No change in the Company’s annual process was required as management believes we have disclosure controls and procedures which operate at a reasonable assurance level on an annual basis. This Amendment No. 1 amends

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

This Amendment No. 1 sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by our chief executive officer and chief financial officer. This Amendment No. 1 does not reflect events occurring after the filing of our original Form 10-Q on July 12, 2004, or modify or update the disclosures presented in the original Form 10-Q filed on July 12, 2004, except to reflect the restatement as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on July 12, 2004, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 1 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

LAIDLAW INTERNATIONAL, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2004	2003
	(unaudited)
	(restated)
ASSETS

Current assets
Cash and cash equivalents	$161.3	$100.3
Restricted cash and cash equivalents	74.3	39.4
Short-term deposits and marketable securities	10.3	42.0
Accounts receivable	720.3	569.8
Parts and supplies	51.5	50.2
Deferred income tax assets	75.3	86.2
Other current assets	54.2	60.1

Total current assets	1,147.2	948.0

Long-term investments	552.5	553.5

Property and equipment
Land	184.0	184.3
Buildings	161.4	151.1
Vehicles	1,339.8	1,228.4
Other	174.0	153.6

	1,859.2	1,717.4
Less: Accumulated depreciation	253.5	47.6

	1,605.7	1,669.8

Other assets
Goodwill	183.1	183.1
Contracts and customer relationships	205.3	216.9
Deferred income tax assets	184.4	203.2
Deferred charges and other assets	72.1	78.2

	644.9	681.4

Total assets	$3,950.3	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2004	2003
	(unaudited)
	(restated)
LIABILITIES

Current liabilities
Accounts payable	$128.9	$119.4
Accrued liabilities	518.8	506.0
Current portion of long-term debt	37.8	69.4

Total current liabilities	685.5	694.8

Long-term debt	1,121.5	1,145.1
Pension liability	226.7	225.7
Other long-term liabilities	557.8	496.8

Total liabilities	2,591.5	2,562.4

SHAREHOLDERS’ EQUITY
Common shares; $0.01 par value per share; issued and outstanding 103,806,110 (August 31, 2003 - 103,777,422)	1.0	1.0
Additional paid in capital	1,359.8	1,358.3
Common shares held in trust; 3,777,419 issued	(50.0)	(50.0)
Accumulated other comprehensive loss	(6.5)	(9.1)
Retained earnings (deficit)	54.5	(9.9)

Total shareholders’ equity	1,358.8	1,290.3

Total liabilities and shareholders’ equity	$3,950.3	$3,852.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

			(restated)

Revenue	$1,239.6	$1,202.8	$3,612.4	$3,485.7

Compensation expense	706.5	691.3	2,070.6	2,001.1
Accident claims and professional liability expenses	78.1	71.4	245.2	241.4
Vehicle related costs	68.7	68.8	207.4	202.4
Occupancy costs	50.0	49.2	151.2	150.4
Fuel	50.1	46.4	139.8	133.4
Depreciation	70.1	76.8	215.3	228.4
Amortization	4.6	0.4	13.8	0.9
Other operating expenses	122.0	124.8	368.7	364.2

Operating income	89.5	73.7	200.4	163.5

Interest expense	(31.4)	(6.6)	(98.7)	(19.6)
Other expenses, net	(0.1)	(3.4)	(3.7)	(20.0)

Income before income taxes and cumulative effect of a change in accounting principle	58.0	63.7	98.0	123.9
Income tax expense	(23.4)	(1.5)	(33.6)	(4.5)

Income before cumulative effect of a change in accounting principle	34.6	62.2	64.4	119.4
Cumulative effect of a change in accounting principle	—	—	—	(2,205.4)

Net income (loss)	$34.6	$62.2	$64.4	$(2,086.0)

Basic earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.35	$0.19	$0.64	$0.37
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.35	$0.19	$0.64	$(6.40)

Diluted earnings (loss) per share
Income before cumulative effect of a change in accounting principle	$0.33	$0.19	0.62	$0.37
Cumulative effect of a change in accounting principle	—	—	—	(6.77)

Net income (loss)	$0.33	$0.19	$0.62	$(6.40)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

			(restated)

Net income (loss)	$34.6	$62.2	$64.4	$(2,086.0)

Net change in unrealized gains (losses) on securities	(6.3)	5.7	(1.5)	9.2

Foreign currency translation adjustments	(6.8)	29.7	4.1	46.2

Minimum pension liability adjustment	—	—	—	(176.4)

Comprehensive income (loss)	$21.5	$97.6	$67.0	$(2,207.0)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

		Predecessor		Predecessor
		Company		Company

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

			(restated)
Operating activities
Net income (loss)	$34.6	$62.2	$64.4	$(2,086.0)
Non-cash items included in net income (loss):
Cumulative effect of a change in accounting principle	—	—	—	2,205.4
Depreciation and amortization	74.7	77.2	229.1	229.3
Deferred income taxes	25.3	—	33.5	—
Other items	(0.8)	(1.1)	4.7	(8.1)
Increase in claims liability and professional liability insurance accruals	12.7	7.4	47.2	56.1
Cash provided by (used in) financing other working capital items	36.6	20.1	(101.8)	(133.8)
Decrease in restricted cash and cash equivalents	3.5	33.9	4.1	0.9

Net cash provided by operating activities	$186.6	$199.7	$281.2	$263.8

Investing activities
Purchase of property, equipment and other assets, net of proceeds from sale	$(45.7)	$(104.2)	$(150.8)	$(208.7)
Expended on acquisitions	—	(1.4)	(1.3)	(4.6)
Net increase in investments	(2.5)	(3.0)	(10.6)	(37.3)

Net cash used in investing activities	$(48.2)	$(108.6)	$(162.7)	$(250.6)

Financing activities
Net increase (decrease) in long-term debt	$(71.8)	$21.2	$(55.2)	$34.4
Net increase (decrease) in other long-term liabilities	1.6	(2.6)	(2.3)	(0.8)

Net cash provided by (used in) financing activities	$(70.2)	$18.6	$(57.5)	$33.6

Net increase in cash and cash equivalents	$68.2	$109.7	$61.0	$46.8

Cash and cash equivalents — beginning of period*	93.1	280.6	100.3	343.5

Cash and cash equivalents — end of period*	$161.3	$390.3	$161.3	$390.3

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

Restatement

On November 10, 2004 the Company announced the need to restate deferred tax expense for the nine month period ended May 31, 2004. As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our

Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in the Company’s second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of our tax expense for the nine month period ended May 31, 2004. However, the adjustment was not reflected in the Company’s originally reported results because our quarterly processes did not include procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred. Management’s quarterly controls and procedures have been strengthened to require verification of applicable tax rates and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in which the Company conducts business. No change in the Company’s annual process was required as management believes we have disclosure controls and procedures which operate at a reasonable assurance level on an annual basis. To properly reflect this adjustment in the nine month period ended May 31, 2004, management has restated the Company’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on July 12, 2004. The effect of this restatement is reflected in the restated unaudited consolidated financial statements contained in this Form 10-Q/A and is detailed below.

Amounts as originally reported and as restated on the Consolidated Balance Sheets are as follows:

($ in millions)	May 31, 2004
	As
	previously	As
	reported	Restated

Deferred income tax assets	$177.8	$184.4
Retained earnings (deficit)	$47.9	$54.5
Total shareholders’ equity	$1,352.2	$1,358.8

Amounts as originally reported and as restated on the Consolidated Statements of Operations are as follows:

	Nine Months Ended
($ in millions except per share amounts)	May 31, 2004
	As
	previously	As
	reported	Restated

Income tax expense	$(40.2)	$(33.6)
Net income	$57.8	$64.4

Basic earnings per share	$0.58	$0.64
Diluted earnings per share	$0.56	$0.62

Note 2 – Accounts receivable and revenue

Trade accounts receivable as of May 31, 2004 are net of $596.9 million (August 31, 2003 – $527.9 million) of allowances for uncompensated care and contractual allowances in the Company’s Healthcare Transportation and Emergency Management business segments (the “Healthcare Businesses”) and net of an allowance for doubtful accounts of $6.3 million (August 31, 2003 – $5.6 million) in the Company’s other three reportable segments.

Note 3 – Intangible assets

The contracts and customer relationships are net of $18.1 million of accumulated amortization at May 31, 2004 (August 31, 2003 – $4.5 million).

Included in deferred charges and other assets are radio frequency licenses totalling $12.0 million at May 31, 2004 (August 31, 2003 – $12.0 million). The licenses are considered to be assets with indefinite lives and as such, are not amortized.

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

Stock options – During the nine month period ended May 31, 2004, the Company issued 57,375 non-qualified stock options to non-employee directors with a strike price of $10.33 per share and 60,000 shares of non-qualified stock options to a key management employee at a strike price of $14.45. The grant prices were equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

Stock options and tandem stock appreciation rights – During the nine month period ended May 31, 2004, the Company issued 369,000 non-qualified stock options to key management employees with a strike price of between $13.00 and $14.60 per share, which was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years. In tandem with the stock option grant each participant received a stock appreciation right that allows the participant to receive, upon exercise of the right, the difference between the option strike price and fair market value of the Company’s stock on the exercise date. The Company can choose whether to deliver Company common stock or cash to the participant upon exercise of the stock appreciation right. Any exercise of a tandem stock appreciation right will automatically cancel the underlying stock option and any exercise of the stock option will automatically cancel the tandem stock appreciation right.

Restricted Shares – On September 10, 2003, the Company issued 28,688 shares of restricted common stock to non-employee directors that vest at the end of a three-year period. During the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.

Deferred Shares – During the nine month period ended May 31, 2004, the Company issued 830,300 deferred shares to key management employees that vest ratably over a four-year period. Due to forfeitures, 817,550 deferred shares remain outstanding at May 31, 2004. On each vesting date the employee will receive common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with the deferred shares.

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

The components of net periodic benefit cost for the Company’s pension plans were as follows:

		Predecessor		Predecessor
		Company		Company

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
($ in millions)	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Components of net pension benefit cost
Service cost	$1.4	$1.6	$4.2	$4.8
Interest cost	13.6	13.8	40.8	41.5
Expected return on plan assets	(12.8)	(12.5)	(38.3)	(37.5)
Amortization	—	0.2	—	0.7

Net pension benefit cost	$2.2	$3.1	$6.7	$9.5

Note 7 – Material contingencies

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

Note 8 – Cumulative effect of a change in accounting principle

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

Note 9 – Earnings per share

The basic earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and nine month periods ended May 31, 2004 assumes the sale on the open market of the Company’s common shares held in trust and the dilutive effect of the Company’s stock based compensation.

		Predecessor		Predecessor
(in millions except per share amounts)		Company		Company

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Earnings before cumulative effect of a change in accounting principle	$34.6	$62.2	$64.4	$119.4
Cumulative effect of a change In accounting principle	—	—	—	(2,205.4)

Net earnings (loss) available to common shareholders	$34.6	$62.2	$64.4	$(2,086.0)

Weighted average number of common shares outstanding
Basic	100.0	325.9	100.0	325.9
Shares held in pension plan trust	3.8	—	3.8	—
Stock based compensation	0.1	—	0.1	—

Diluted	103.9	325.9	103.9	325.9

Net earnings (loss) per common share
Basic
Earnings before cumulative effect of a change in accounting principle	$0.35	$0.19	$0.64	$0.37
Cumulative effect of a change In accounting principle	—	—	—	(6.77)

Net earnings (loss) available to common shareholders	$0.35	$0.19	$0.64	$(6.40)

Diluted
Earnings before cumulative effect of a change in accounting principle	$0.33	$0.19	$0.62	$0.37
Cumulative effect of a change In accounting principle	—	—	—	(6.77)

Net earnings (loss) available to common shareholders	$0.33	$0.19	$0.62	$(6.40)

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

Note 10 – Segmented information

The Company has five reportable segments: Education services, Public Transit services, Greyhound, Healthcare Transportation services and Emergency Management services. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three and nine months ended May 31, 2004 and 2003 are as follows:

		Predecessor		Predecessor
		Company		Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in millions)	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Education services
Revenue	$459.7	$457.9	$1,310.2	$1,314.8
EBITDA	120.8	116.1	306.0	302.0

Public Transit services
Revenue	$78.7	$72.8	$223.3	$212.1
EBITDA	1.5	5.6	(2.8)	7.3

Greyhound
Revenue	$299.7	$291.4	$881.1	$847.5
EBITDA	15.6	3.4	38.3	5.8

Healthcare Transportation services
Revenue	$265.6	$259.8	$790.0	$759.3
EBITDA	22.1	18.6	63.5	55.8

Emergency Management services
Revenue	$135.9	$120.9	$407.8	$352.0
EBITDA	4.2	7.2	24.5	21.9

Consolidated Total
Revenue	$1,239.6	$1,202.8	$3,612.4	$3,485.7

EBITDA	164.2	150.9	429.5	392.8
Depreciation and amortization expense	(74.7)	(77.2)	(229.1)	(229.3)

Operating income	89.5	73.7	200.4	163.5
Interest expense	(31.4)	(6.6)	(98.7)	(19.6)
Other expenses, net	(0.1)	(3.4)	(3.7)	(20.0)
Income tax expense	(23.4)	(1.5)	(33.6)	(4.5)

Income before cumulative effect of a change in accounting principle	$34.6	$62.2	$64.4	$119.4

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

Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$997.3	$242.3	$1,239.6
Compensation expense	601.3	105.2	706.5
Accident claims and professional liability expenses	59.3	18.8	78.1
Vehicle related costs	35.5	33.2	68.7
Occupancy costs	30.4	19.6	50.0
Fuel	33.5	16.6	50.1
Depreciation	59.4	10.7	70.1
Amortization	4.5	0.1	4.6
Other operating expenses	85.4	36.6	122.0

Operating income	88.0	1.5	89.5
Interest expense	(22.9)	(8.5)	(31.4)
Other income (expenses), net	(0.2)	0.1	(0.1)

Income (loss) before income taxes	64.9	(6.9)	58.0
Income tax recovery (expense)	(26.0)	2.6	(23.4)

Net income (loss)	$38.9	$(4.3)	$34.6

Condensed Consolidated Statement of Operations
Nine Months Ended May 31, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$2,906.9	$705.5	$3,612.4
Compensation expense	1,760.9	309.7	2,070.6
Accident claims and professional liability expenses	190.7	54.5	245.2
Vehicle related costs	106.6	100.8	207.4
Occupancy costs	92.0	59.2	151.2
Fuel	95.1	44.7	139.8
Depreciation	183.5	31.8	215.3
Amortization	13.7	0.1	13.8
Other operating expenses	260.6	108.1	368.7

Operating income (loss)	203.8	(3.4)	200.4
Interest expense	(74.6)	(24.1)	(98.7)
Other expenses, net	(3.6)	(0.1)	(3.7)

Income (loss) before income taxes	125.6	(27.6)	98.0
Income tax recovery (expense)	(44.9)	11.3	(33.6)

Net income (loss)	$80.7	$(16.3)	$64.4

Predecessor Company
Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$961.6	$241.2	$1,202.8
Compensation expense	577.2	114.1	691.3
Accident claims and professional liability expenses	50.5	20.9	71.4
Vehicle related costs	35.8	33.0	68.8
Occupancy costs	29.2	20.0	49.2
Fuel	30.7	15.7	46.4
Depreciation	64.7	12.1	76.8
Amortization	0.3	0.1	0.4
Other operating expenses	85.3	39.5	124.8

Operating income (loss)	87.9	(14.2)	73.7
Interest expense	(1.1)	(5.5)	(6.6)
Other income (expense), net	(3.9)	0.5	(3.4)

Income (loss) before income taxes	82.9	(19.2)	63.7
Income tax expense	(1.1)	(0.4)	(1.5)

Net income (loss)	$81.8	$(19.6)	$62.2

Predecessor Company
Condensed Consolidated Statement of Operations
Nine Months Ended May 31, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$2,786.2	$699.5	$3,485.7
Compensation expense	1,670.0	331.1	2,001.1
Accident claims and professional liability expenses	190.4	51.0	241.4
Vehicle related costs	103.8	98.6	202.4
Occupancy costs	91.3	59.1	150.4
Fuel	88.8	44.6	133.4
Depreciation	192.4	36.0	228.4
Amortization	0.8	0.1	0.9
Other operating expenses	250.0	114.2	364.2

Operating income (loss)	198.7	(35.2)	163.5
Interest expense	(3.8)	(15.8)	(19.6)
Other expense, net	(20.0)	—	(20.0)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	174.9	(51.0)	123.9
Income tax expense	(3.4)	(1.1)	(4.5)

Income (loss) from operations before cumulative effect of a change in accounting principle	$171.5	$(52.1)	$119.4
Cumulative effect of a change in accounting principle	(1,775.9)	(429.5)	(2,205.4)

Net loss	$(1,604.4)	$(481.6)	$(2,086.0)

Condensed Consolidated Statement of Cash Flows
Three Months Ended May 31, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$171.4	$15.2	$186.6

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(40.6)	$(5.1)	$(45.7)
Net (increase) decrease in investments	0.5	(3.0)	(2.5)

Net cash used in investing activities	$(40.1)	$(8.1)	$(48.2)

Cash flows from financing activities:
Net decrease in long-term debt	$(70.7)	$(1.1)	$(71.8)
Net increase in non-current liabilities	1.2	0.4	1.6

Net cash used in financing activities	$(69.5)	$(0.7)	$(70.2)

Net increase in cash and cash equivalents	$61.8	$6.4	$68.2
Cash and cash equivalents at:
Beginning of period	73.8	19.3	93.1

End of period	$135.6	$25.7	$161.3

Condensed Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$249.0	$32.2	$281.2

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(131.1)	$(19.7)	$(150.8)
Expended on acquisitions	(1.3)	—	(1.3)
Net increase in investments	(6.6)	(4.0)	(10.6)

Net cash used in investing activities	$(139.0)	$(23.7)	$(162.7)

Cash flows from financing activities:
Net decrease in long-term debt	$(27.7)	$(27.5)	$(55.2)
Net decrease in non-current liabilities	(1.8)	(0.5)	(2.3)

Net cash used in financing activities	$(29.5)	$(28.0)	$(57.5)

Net increase (decrease) in cash and cash equivalents	$80.5	$(19.5)	$61.0
Cash and cash equivalents at:
Beginning of period	55.1	45.2	100.3

End of period	$135.6	$25.7	$161.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three Months Ended May 31, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	$209.4	$(9.7)	$199.7

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(92.3)	$(11.9)	$(104.2)
Expended on acquisitions	(1.4)	—	(1.4)
Net (increase) decrease in investments	(3.4)	0.4	(3.0)

Net cash used in investing activities	$(97.1)	$(11.5)	$(108.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$(1.9)	$23.1	$21.2
Net increase (decrease) in non-current liabilities	(2.8)	0.2	(2.6)

Net cash provided by (used in) financing activities	$(4.7)	$23.3	$18.6

Net increase in cash and cash equivalents	$107.6	$2.1	$109.7
Cash and cash equivalents at:
Beginning of period	266.8	13.8	280.6

End of period	$374.4	$15.9	$390.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	$269.4	$(5.6)	$263.8

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(166.1)	$(42.6)	$(208.7)
Expended on acquisitions	(4.6)	—	(4.6)
Net increase in investments	(36.9)	(0.4)	(37.3)

Net cash used in investing activities	$(207.6)	$(43.0)	$(250.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$(8.9)	$43.3	$34.4
Net increase (decrease) in non-current liabilities	(2.3)	1.5	(0.8)

Net cash provided by (used in) financing activities	$(11.2)	$44.8	$33.6

Net increase (decrease) in cash and cash equivalents	$50.6	$(3.8)	$46.8
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$374.4	$15.9	$390.3

Condensed Consolidated Balance Sheet
May 31, 2004
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$135.6	$25.7	$161.3
Restricted cash and cash equivalents	74.3	—	74.3
Short-term deposits and marketable securities	10.3	—	10.3
Accounts receivable	682.9	37.4	720.3
Parts and supplies	40.4	11.1	51.5
Deferred income tax assets	58.8	16.5	75.3
Other current assets	37.8	16.4	54.2

Total current assets	1,040.1	107.1	1,147.2

Long-term investments	509.1	43.4	552.5
Property and equipment	1,245.3	360.4	1,605.7
Goodwill	183.1	—	183.1
Contracts and customer relationships	205.3	—	205.3
Deferred income tax assets	65.9	118.5	184.4
Deferred charges and other assets	63.2	8.9	72.1

Total assets	$3,312.0	$638.3	$3,950.3

Current liabilities
Accounts payable	$101.3	$27.6	$128.9
Accrued liabilities	392.9	125.9	518.8
Current portion of long-term debt	34.2	3.6	37.8

Total current liabilities	528.4	157.1	685.5

Long-term debt	986.3	135.2	1,121.5
Pension liability	2.6	224.1	226.7
Other long-term liabilities	466.1	91.7	557.8

Total liabilities	1,983.4	608.1	2,591.5

Shareholders’ equity	1,328.6	30.2	1,358.8

Total liabilities and shareholders’ equity	$3,312.0	$638.3	$3,950.3

Condensed Consolidated Balance Sheet
As of August 31, 2003
	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Accounts receivable	528.8	41.0	569.8
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0

Long-term investments	514.1	39.4	553.5
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,190.2	$662.5	$3,852.7

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8

Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	408.2	88.6	496.8

Total liabilities	1,946.3	616.1	2,562.4

Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,190.2	$662.5	$3,852.7

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

Condensed Consolidated Statement of Operations
Three months ended May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$0.0	$891.7	$347.9	$—	$1,239.6
Operating, selling, general and administrative expenses	0.4	761.3	313.7	—	1,075.4
Depreciation and amortization expense	0.0	55.1	19.6	—	74.7
Intercompany management fees (income)	0.0	(1.6)	1.6	—	—

Operating income (loss)	(0.4)	76.9	13.0	—	89.5
Interest expense	(22.2)	(1.3)	(7.9)	—	(31.4)
Intercompany interest income (expense)	4.0	(3.4)	(0.6)	—	—
Other income (expense), net	(0.4)	0.2	0.1	—	(0.1)
Equity in earnings (loss) of intercompany investments	46.3	(4.3)	—	(42.0)	—

Income (loss) before income taxes	27.3	68.1	4.6	(42.0)	58.0
Income tax recovery (expense)	7.3	(28.7)	(2.0)	—	(23.4)

Net income (loss)	$34.6	$39.4	$2.6	$(42.0)	$34.6

Condensed Consolidated Statement of Operations
Nine months ended May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$0.0	$2,587.1	$1,025.3	$—	$3,612.4
Operating, selling, general and administrative expenses	0.9	2,235.9	946.1	—	3,182.9
Depreciation and amortization expense	0.0	170.5	58.6	—	229.1
Intercompany management fees (income)	0.0	(4.4)	4.4	—	—

Operating income (loss)	(0.9)	185.1	16.2	—	200.4
Interest expense	(71.7)	(4.5)	(22.5)	—	(98.7)
Intercompany interest income (expense)	2.4	(0.6)	(1.8)	—	—
Other income (expenses), net	(4.3)	0.8	(0.2)	—	(3.7)
Equity in earnings (loss) of intercompany investments	101.7	(16.3)	—	(85.4)	—

Income (loss) before income taxes	27.2	164.5	(8.3)	(85.4)	98.0
Income tax recovery (expense)	30.6	(74.2)	10.0	—	(33.6)

Net income (loss)	$57.8	$90.3	$1.7	$(85.4)	$64.4

Predecessor Company
Condensed Consolidated Statement of Operations
Three months ended May 31, 2003

($ millions)	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals

Revenue	$—	$868.8	$334.0	$—	$1,202.8
Operating, selling, general and administrative expenses	2.0	737.2	312.7	—	1,051.9
Depreciation and amortization expense	—	55.3	21.9	—	77.2
Intercompany management fees (income)	5.9	(7.1)	1.2	—	—

Operating income (loss), net	(7.9)	83.4	(1.8)	—	73.7
Interest expense	—	(1.1)	(5.5)	—	(6.6)
Intercompany interest income (expense)	—	0.5	(0.5)	—	—
Other income (expense), net	(2.8)	(1.4)	0.8	—	(3.4)
Equity in earnings (loss) of intercompany investments	73.0	(19.6)	—	(53.4)	—

Income (loss) before income taxes	62.3	61.8	(7.0)	(53.4)	63.7
Income tax expense	(0.1)	(0.6)	(0.8)	—	(1.5)

Net income (loss)	$62.2	$61.2	$(7.8)	$(53.4)	$62.2

Predecessor Company
Condensed Consolidated Statement of Operations
Nine months ended May 31, 2003

($ millions)	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals

Revenue	$—	$2,516.3	$969.4	$—	$3,485.7
Operating, selling, general and administrative expenses	11.1	2,146.9	934.9	—	3,092.9
Depreciation and amortization expense	0.1	165.0	64.2	—	229.3
Intercompany management fees (income)	(25.7)	17.5	8.2	—	—

Operating income (loss)	14.5	186.9	(37.9)	—	163.5
Interest expense	—	(3.7)	(15.9)	—	(19.6)
Intercompany interest income (expense)	—	1.6	(1.6)	—	—
Other income (expense), net	(16.4)	(5.1)	1.5	—	(20.0)
Equity in earnings (loss) of intercompany investments	121.7	(52.1)	—	(69.6)	—

Income (loss) before income taxes	119.8	127.6	(53.9)	(69.6)	123.9
Income tax expense	(0.4)	(2.1)	(2.0)	—	(4.5)

Income (loss) before cumulative effect of a change in accounting principle	119.4	125.5	(55.9)	(69.6)	119.4
Cumulative effect of a change in accounting principle	—	(1,668.0)	(537.4)	—	(2,205.4)
Equity in loss from cumulative effect of a change in accounting principle of intercompany investments	(2,205.4)	(429.5)	—	2,634.9	—

Net income (loss)	$(2,086.0)	$(1,972.0)	$(593.3)	$2,565.3	$(2,086.0)

Condensed Consolidated Statement of Cash Flows
Three months ended May 31, 2004

($ millions)	Parent Company	Guarantors	Non-Guarantors	Consolidated Totals

Net cash provided by (used in) operating activities	$9.6	$121.0	$55.9	$186.6

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(34.3)	$(45.7)	(2.5)
Net decrease (increase) in investments	—	39.2	$(11.4)	(41.7)

Net cash provided by (used in) investing activities	$—	$4.9	$(53.1)	$(48.2)

Cash flows from financing activities:
Net decrease in long-term debt	$(66.1)	$(3.9)	$(1.8)	$(71.8)
Net increase in non-current liabilities	0.1	1.0	0.5	1.6
Increase (decrease) in intercompany advances	105.7	(122.6)	16.9	—

Net cash provided by (used in) financing activities	$39.7	$(125.5)	$15.6	$(70.2)

Net increase (decrease) in cash and cash equivalents	$49.3	$0.5	$18.4	$68.2
Cash and cash equivalents at:
Beginning of period	38.7	21.0	33.4	93.1

End of period	$88.0	$21.5	$51.8	$161.3

Condensed Consolidated Statement of Cash Flows
Nine months ended May 31, 2004

($ millions)	Parent Company	Guarantors	Non-Guarantors	Consolidated Totals

Net cash provided by (used in) operating activities	$(52.0)	$156.3	$176.9	$281.2

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(91.0)	$(59.8)	$(150.8)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net decrease (increase) in investments	0.7	70.5	(81.8)	(10.6)

Net cash provided by (used in) investing activities	$0.7	$(20.5)	$(142.9)	$(162.7)

Cash flows from financing activities:
Net decrease in long-term debt	$(18.4)	$(7.9)	$(28.9)	$(55.2)
Net increase (decrease) in non-current liabilities	(3.9)	2.3	(0.7)	(2.3)
Increase (decrease) in intercompany advances	120.8	(112.5)	(8.3)	—

Net cash provided by (used in) financing activities	$98.5	$(118.1)	$(37.9)	$(57.5)

Net increase (decrease) in cash and cash equivalents	$47.2	$17.7	$(3.9)	$61.0
Cash and cash equivalents at:
Beginning of period	40.8	3.8	55.7	100.3

End of period	$88.0	$21.5	$51.8	$161.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Three months ended May 31, 2003

($ millions)	Parent Company	Guarantors	Non-Guarantors	Consolidated Totals

Net cash provided by (used in) operating activities	$(3.0)	$189.3	$13.4	$199.7

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$(1.3)	$(67.4)	$(35.5)	$(104.2)
Expended on acquisitions	—	(1.4)	—	(1.4)
Net decrease (increase) in investments	0.1	9.5	(12.6)	(3.0)

Net cash used in investing activities	$(1.2)	$(59.3)	$(48.1)	$(108.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$—	$(2.1)	$23.3	$21.2
Net decrease in non-current liabilities	—	(0.9)	(1.7)	(2.6)

Net cash provided by (used in) financing activities	$—	$(3.0)	$21.6	$18.6

Net increase (decrease) in cash and cash equivalents	$(4.2)	$127.0	$(13.1)	$109.7
Cash and cash equivalents at:
Beginning of period	33.4	216.4	30.8	280.6

End of period	$29.2	$343.4	$17.7	$390.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Nine months ended May 31, 2003

($ millions)	Parent Company	Guarantors	Non-Guarantors	Consolidated Totals

Net cash provided by operating activities	$17.7	$200.2	$45.9	$263.8

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$(1.3)	$(125.3)	$(82.1)	$(208.7)
Expended on acquisitions	—	(4.6)	—	(4.6)
Net decrease (increase) in investments	0.8	(10.0)	(28.1)	(37.3)

Net cash used in investing activities	$(0.5)	$(139.9)	$(110.2)	$(250.6)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$—	$(7.6)	$42.0	$34.4
Net decrease in non-current liabilities	—	(0.6)	(0.2)	(0.8)

Net cash provided by (used in) financing activities	$—	$(8.2)	$41.8	$33.6

Net increase (decrease) in cash and cash equivalents	$17.2	$52.1	$(22.5)	$46.8
Cash and cash equivalents at:
Beginning of period	12.0	291.3	40.2	343.5

End of period	$29.2	$343.4	$17.7	$390.3

Condensed Consolidated Balance Sheet
As of May 31, 2004

($ millions)	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals

Current assets	$91.0	$788.4	$267.8	$—	$1,147.2
Intercompany receivables (payables) and investments	2,121.6	87.5	6.6	(2,215.7)	—
Long-term investments	109.6	57.9	385.0	—	552.5
Property and equipment	—	950.6	655.1	—	1,605.7
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	204.6	0.7	—	205.3
Long-term deferred income tax assets	15.0	—	186.1	(16.7)	184.4
Deferred charges and other assets	43.1	20.1	8.9	—	72.1

	$2,380.3	$2,292.2	$1,510.2	$(2,232.4)	$3,950.3

Current liabilities	$51.2			$—	$685.5
Non-current liabilities	976.1	$275.7 151.7	$358.6 794.9	(16.7)	1,906.0
Shareholders’ equity	1,353.0	1,864.8	356.7	(2,215.7)	1,358.8

	$2,380.3	$2,292.2	$1,510.2	$(2,232.4)	$3,950.3

Condensed Consolidated Balance Sheet
As of August 31, 2003

($ millions)	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals

Current assets Intercompany receivables (payables)	$44.0	$662.7	$241.3	$—	$948.0
and investments	2,083.4	25.9	18.8	(2,128.1)	—
Long-term investments	110.3	129.0	314.2	—	553.5
Property and equipment	—	1,015.7	654.1	—	1,669.8
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	216.8	0.1	—	216.9
Long-term deferred income tax assets	49.1	—	183.9	(29.8)	203.2
Deferred charges and other assets	46.5	20.2	11.5	—	78.2

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

Current liabilities	$44.1	$296.7	$354.0	$—	$694.8
Non-current liabilities	998.9	180.6	717.9	(29.8)	1,867.6
Shareholders’ equity	1,290.3	1,776.1	352.0	(2,128.1)	1,290.3

	$2,333.3	$2,253.4	$1,423.9	$(2,157.9)	$3,852.7

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

	Percentage of Revenue
	Three Months ended		Nine Months ended
	May 31,		May 31,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	57.0	57.5	57.3	57.4
Accident claims and professional liability expenses	6.3	5.9	6.8	6.9
Vehicle related costs	5.6	5.7	5.7	5.8
Occupancy costs	4.0	4.1	4.2	4.3
Fuel	4.0	3.9	3.9	3.8
Depreciation	5.7	6.4	6.0	6.6
Amortization	0.4	—	0.4	—
Other operating expenses	9.8	10.4	10.2	10.5

Operating income	7.2	6.1	5.5	4.7
Interest expense	(2.5)	(0.5)	(2.7)	(0.6)
Other expense, net	—	(0.3)	(0.1)	(0.6)

Income before income taxes and cumulative effect of a change in accounting principle	4.7	5.3	2.7	3.5
Income tax expense	(1.9)	(0.1)	(0.9)	(0.1)

Income before cumulative effect of a change in accounting principle	2.8	5.2	1.8	3.4
Cumulative effect of a change in accounting principle	—	—	—	(63.2)

Net income (loss)	2.8%	5.2%	1.8%	(59.8)%

Revenue

The sources of revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
	Three Months ended		Nine Months ended
	May 31,		May 31,
	2004	2003	2004	2003

Education services	$459.7	$457.9	$1,310.2	$1,314.8
Public Transit services	78.7	72.8	223.3	212.1
Greyhound	299.7	291.4	881.1	847.5
Healthcare Transportation services	265.6	259.8	790.0	759.3
Emergency Management services	135.9	120.9	407.8	352.0

Total	$1,239.6	$1,202.8	$3,612.4	$3,485.7

Restricted Subsidiaries	$997.3	$961.6	$2,906.9	$2,786.2
Unrestricted Subsidiaries	242.3	241.2	705.5	699.5

Total	$1,239.6	$1,202.8	$3,612.4	$3,485.7

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

The following is a reconciliation of our EBITDA to the net income (loss) and net cash provided by operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three Months ended May 31,		Nine Months ended May 31,
	2004	2003	2004	2003

EBITDA	$164.2	$150.9	$429.5	$392.8
Depreciation and amortization	(74.7)	(77.2)	(229.1)	(229.3)
Interest expense	(31.4)	(6.6)	(98.7)	(19.6)
Other expenses, net	(0.1)	(3.4)	(3.7)	(20.0)
Income tax expense	(23.4)	(1.5)	(33.6)	(4.5)

Income before cumulative effect of a change in accounting principle	34.6	62.2	64.4	119.4
Cumulative effect of a change in accounting principle	—	—	—	(2,205.4)

Net income (loss)	$34.6	$62.2	$64.4	$(2,086.0)

	Three Months ended May 31,		Nine Months ended May 31,
	2004	2003	2004	2003

EBITDA	$164.2	$150.9	$429.5	$392.8
Cash paid for interest	(20.6)	(11.7)	(80.0)	(25.0)
Cash received (paid) for income taxes	(0.5)	6.0	10.7	4.4
Increase in claims liabilities and professional liability reserves	12.7	7.4	47.2	56.1
Cash provided by (used in) financing other working capital items	27.3	25.8	(130.3)	(137.7)
Decrease in restricted cash and cash equivalents	3.5	33.9	4.1	0.9
Other	—	(12.6)	—	(27.7)

Net cash provided by operating activities	$186.6	$199.7	$281.2	$263.8

Net cash used in investing activities	$(48.2)	$(108.6)	$(162.7)	$(250.6)

Net cash provided by (used In) financing activities	$(70.2)	$18.6	$(57.5)	$33.6

     EBITDA by segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

	EBITDA
	Three Months ended May 31,		Nine Months ended May 31,
	2004	2003	2004	2003

Education services	$120.8	$116.1	$306.0	$302.0
Public Transit services	1.5	5.6	(2.8)	7.3
Greyhound	15.6	3.4	38.3	5.8
Healthcare Transportation services	22.1	18.6	63.5	55.8
Emergency Management services	4.2	7.2	24.5	21.9

Total	$164.2	$150.9	$429.5	$392.8

Restricted Subsidiaries	$151.9	$152.9	$401.0	$391.9
Unrestricted Subsidiaries	12.3	(2.0)	28.5	0.9

Total	$164.2	$150.9	$429.5	$392.8

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

Income tax expense

Income tax expense for the three and nine months ended May 31, 2004 was $23.4 million and $33.6 million, respectively, compared to $1.5 million and $4.5 million in the three and nine months ended May 31, 2003, respectively. Tax expense in the prior period only represented estimated cash taxes as the Predecessor Company had established a full valuation allowance against its net deferred tax assets. The $33.6 million provided in the nine months ended May 31, 2004 includes a one-time benefit of $6.6 million due to a change in a Canadian tax rate, $3.0 million represents cash taxes payable and the balance reflects the utilization of deferred tax assets.

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

Pension

Our obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increases as determined by management. The pension plan rate assumptions are shown in Note 11 “Pension plans” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003. We determine the discount rate based upon yields available on quality long-term corporate bonds (generally by– reference to the Moody’s Aa bond index and similar U.S. and Canadian bond indices). The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. Our rate of increase in future compensation levels is based primarily on labor contracts currently in effect with our employees under collective bargaining agreements and expected future pay rate increases for other employees. In addition, our actuarial consultants also use factors to estimate such items as retirement age and mortality tables, which are primarily based upon historical plan experience. The assumptions and factors we use may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by us. During fiscal 2002 and 2003, we experienced a reduction in interest rates and deterioration in plan returns. If this trend continues, we may have to fund amounts to the pension plans in future years in addition to the funding discussed in Note 11 - “Pension plans” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2003, whereby we have committed to make substantial cash contributions to the Greyhound Lines Plans, in addition to contributions required under applicable law.

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

Forward looking statements

Certain statements contained in this report, including statements regarding the status of future operating results and market opportunities, possible asset dispositions and other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to; Greyhound Lines’ ability to achieve its forecasted results; market factors, including competitive pressures and changes in pricing policies; changes in interpretations of existing legislation or the adoption of new legislation; loss of major customers; the significant restrictive covenants in the Company’s and its subsidiaries’ various credit facilities; the potential for asset dispositions; the ability to continue to satisfy bonding requirements for existing or new customers; volatility in energy costs; the costs and risks associated with litigation; costs related to accident and other claims; potential pension plan funding requirements; the ability to implement initiatives designed to increase operating efficiencies and improve results; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects, included in “Note Regarding Forward-Looking Statements” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Form 10-K for the year ended August 31, 2003, “Risk Factors” in the Company’s Amendment No. 1 to its Registration Statement on Form S-4 and in the Company’s Registration Statement on Form S-3 and as may be detailed in the Company’s other filings from time to time with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

On November 10, 2004 we announced the need to restate deferred tax expense for the nine month period ended May 31, 2004. As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in our second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of tax expense for the nine month period ended May 31, 2004. However, the adjustment was not reflected in our originally reported results because our quarterly processes did not include procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred.

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

To reflect the adjustment described above, management has decided to amend our unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended February 29, 2004 and May 31, 2004. Management and the audit committee of our board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, who concurred with management’s decision to amend such Quarterly Reports on Form 10-Q. On November 9, 2004, management and the audit committee of our board of directors concluded that our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarters ended February 29, 2004 and May 31, 2004 should no longer be relied upon because of the error described above in such financial statements.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarters covered by the subject Quarterly Reports on Form 10-Q. Based on the material weakness described above, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of February 29, 2004 and May 31, 2004. However, in light of the implementation of the new corrective measures described above, our Chief Executive Officer and Chief Financial Officer believe, as of the date of this report, management has taken appropriate action to strengthen our internal controls over financial reporting relating to the quarterly tax calculation process and has remediated this material weakness.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Indemnification agreement between Laidlaw International, Inc. and its Directors and Officers (filed as Exhibit 10.1 to the Form 10-Q filed on July 12, 2004 and incorporated herein by reference).

10.2	Amendment Number One to Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as borrower, the Financial Institutions named as lenders, and Wells Fargo Foothill, Inc, as Agent dated as of July 6, 2004 (filed as Exhibit 10.2 to the Form 10-Q filed on July 12, 2004 and incorporated herein by reference).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K during the quarter ended May 31, 2004

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