Form 10-K
period 2004-08-31
LAIDLAW INTERNATIONAL INC
filed 2004-11-15
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004
Commission File Number 000-13109

LAIDLAW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0390488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 SHUMAN BOULEVARD, SUITE 400
NAPERVILLE, ILLINOIS 60563
(Address of principal executive offices, including zip code)

(630) 848-3000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

10 3/4% Senior Notes due 2011

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

Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at February 29, 2004 was $1,504.7 million. At November 1, 2004 there were 103,806,110 shares of the registrant’s Common Stock issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.

Yes [X] No [  ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including statements regarding the status of future operating results and market opportunities and other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “project,” “positioned,” “strategy” and similar expressions. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to,

•	Economic and other market factors, including competitive pressures and changes in pricing policies;

•	The ability to implement initiatives designed to increase operating efficiencies or improve results;

•	Greyhound Lines’ ability to continue operating as a going concern;

•	Control of costs related to accident and other risk management claims;

•	Costs and risks associated with litigation;

•	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

•	Changes in homeland security or terrorist activity;

•	Significant restrictive covenants in the Company’s and its subsidiaries’ various credit facilities;

•	Matters relating to the company’s amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended February 29, 2004 and May 31, 2004;

•	Potential changes in the mix of businesses we operate; and

•	Increases in prices of fuel and shortages.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. In the light of these risks and uncertainties you are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in the Company’s other filings made from time to time with the Securities and Exchange Commission.

LAIDLAW INTERNATIONAL, INC.
FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Laidlaw International, Inc. is a holding company with operations conducted by its subsidiaries. Unless the context otherwise requires, references to the “Company,” “Laidlaw International,” “we,” “our” or “us” mean Laidlaw International, Inc. and our subsidiaries. We participate in five reportable business segments that provide transportation and healthcare services in the United States (91% of revenue) and Canada (9% of revenue):

•	Our education services segment is the largest provider of school bus transportation throughout the United States and Canada (32% of revenue);

•	Our public transit services segment is a leading operator of out-sourced municipal and paratransit bus transportation within the United States (6% of revenue);

•	Our Greyhound segment is the largest provider of intercity bus transportation in the United States and Canada. Greyhound also provides charter bus services and package delivery services (27% of revenue);

•	Our healthcare transportation services segment is the largest provider of ambulance and other healthcare related transportation services in the United States (23% of revenue); and

•	Our emergency management services segment is the largest provider of emergency department physician services throughout the United States (12% of revenue).

Financial information concerning the Company’s geographical and business segments is provided in Note 22 of the Notes to Consolidated Financial Statements included in this report.

BACKGROUND AND PARENT COMPANY RESTRUCTURING

On June 28, 2001, we, along with Laidlaw Inc., an Ontario corporation and our predecessor (the “Predecessor Company”), and four of our direct and indirect subsidiaries, filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. In addition, we and Laidlaw Inc. commenced Canadian insolvency proceedings under the Canadian Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice (“Canadian Court”), in Toronto, Ontario. On February 27, 2003, the U.S. Bankruptcy Court for the Western District of New York (the “U.S. Bankruptcy Court”), entered an order confirming our Third Amended Joint Plan of Reorganization (the “Plan”). On February 28, 2003, the Canadian Court issued an order recognizing the U.S. Bankruptcy Court’s confirmation order and implementing the Plan in Canada with respect to our Canadian insolvency proceedings.

We completed our restructuring when the Plan became effective on June 23, 2003. Pursuant to the Plan, more than $3.2 billion of unsecured debt, $370 million of accrued and unpaid interest and $400 million of various other liabilities were compromised. The creditor groups received a combination of $1,185 million in cash and 100 million shares of newly issued common stock in Laidlaw International in exchange for the extinguishment of all claims, liabilities and debt against the Predecessor Company. In addition, we issued approximately 3.8 million shares of common stock to a trust in connection with a settlement agreement with the United States Pension Benefit Guaranty Corporation relating to the funding level of certain subsidiary pension funds. The equity ownership of the Predecessor Company was cancelled for no consideration.

In connection with our reorganization, we filed a certificate of domestication with the Secretary of State of the State of Delaware and became a Delaware corporation and, as part of our domestication, we changed our name to “Laidlaw International, Inc.” from “Laidlaw Investments Ltd.” We were originally incorporated under the laws of Ontario, Canada under the name “Laidlaw Investments Ltd.” on September 25, 1985.

None of Laidlaw International’s operating subsidiaries were a party to the chapter 11 proceedings. Our subsidiaries were able to meet their obligations with their own cash flow and credit facilities, and accordingly, continued to operate normally and without interruption during the chapter 11 proceedings.

EDUCATION SERVICES SEGMENT

Services Provided

Our education services business offers the following transportation related services in the United States and Canada:

(i)	Home-to-school: Regularly scheduled transportation of students to and from school, based on the negotiated terms of contracts with school districts.

(ii)	Extra-curricular: Non-regularly scheduled transportation of students on field trips, to athletic events or for other extra-curricular activities.

(iii)	Charter & transit: Transportation service provided to non-school customers.

(iv)	Other: Leasing or sale of transportation equipment, logistical support, maintenance agreements and other support services.

The approximate percentage of education services revenue generated by type of service provided for the year ended August 31, 2004 is as follows:

Home-to-school	88%
Extra-curricular	5%
Charter & transit	4%
Other	3%

100%

Competitive Environment

There are an estimated 500,000 school buses in the United States and Canada, serving a market of approximately 17,000 school districts and transporting over 25 million students to and from school.

Competition comes from both the school districts themselves and from other private carriers like ourselves. Approximately 67% of all school bus transportation is provided by the school districts. The remaining 33% is out-sourced to a handful of private carriers that operate on a national or regional level and to thousands of locally owned and operated small bus companies.

We are the largest school bus operator in the United States and Canada, providing student transportation services to more than a thousand school districts with a fleet of over 40,000 buses. We transport approximately two million students each weekday to and from school. The next largest provider of student transportation operates a fleet of approximately 17,000 buses. We compete based on price, service capabilities and our safety record. We believe the Laidlaw brand is recognized as the leader in the industry.

Operations

Our education services business operates from 484 branch locations within 37 states and the District of Columbia in the United States and five provinces in Canada. In aggregate, more than 90% of our education services’ revenue is generated from contracts, generally with terms of three to five years in length and options for extensions. Our school bus contracts are typically with school districts, boards of education or municipalities. Contracts are customized to suit the individual needs of each district and may include managing the entire transportation system or specific components such as fleet acquisition or maintenance services. Pricing is generally on a revenue per bus, per day basis with annual increases typically specified in the agreement. The size of these contracts varies from those covering very small operations to those covering up to 400 buses. In addition to our contracted regular routes, we transport students to extra-curricular events, field trips and athletic events and provide charter services to outside groups.

Our education services business has begun to implement a business strategy designed to enhance its financial performance, maintain its leadership position and develop alternative growth opportunities.

We have identified a number of key areas of opportunity that should enable us to improve the operating performance of our business and lower our costs.

•	Centralize administrative services – We are developing a shared service center to centralize certain back office functions, including payroll and accounts payable, that are currently performed at the local or regional level.

•	Consolidate operating support functions – We are evaluating the consolidation of operating support functions in market areas where we have a large presence.

•	Deploy technology to improve safety and reduce costs – We have a number of tests underway using various technologies to monitor vehicle movement that we believe may reduce vehicle operating costs.

•	Improve contract mix – We are taking steps to improve the financial performance of underperforming contracts as they come up for renewal.

We are also developing value-added service offerings which leverage our core competencies, such as vehicle maintenance, in an effort to create alternative revenue growth opportunities.

While we believe the initiatives identified above will help us realize improved profitability, implementing these changes and achieving the desired results will be challenging and could take considerable time.

Seasonality

Our education services business is seasonal with operations following the typical school year schedule from September to June. As a result, our education services business historically experiences a significant decline in revenue and operating income in the fourth fiscal quarter due to school summer vacations. Cash flows from operations generally are significantly lower during the first quarter and are significantly higher during the fourth quarter due to the lag between the expenses incurred from providing services at the beginning of the school year and the collection of receivables related to those services.

Employees

As of August 31, 2004, our education services segment had approximately 45,000 employees, with 95% of these employees involved directly in operations, primarily as drivers, mechanics and bus monitors. Part-time employees comprise approximately 80% of all employees.

Approximately 43% of our employees are represented by over 170 collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good. The existence of many local union contracts limits the impact of any individual labor disruption on our operations.

Safety

We are committed to ensuring the safety of the school children we transport every day. Our drivers operate under very stringent safety standards. In addition to thorough background checks and testing at the time of hire, we require mandatory training both in the classroom and behind the wheel for our drivers. In addition to extensive on-going driver training and preventative maintenance programs, we have developed and implemented a comprehensive system of safety precautions and procedures that includes:

•	Child awareness training consisting of programs and activities to increase the awareness of school bus safety;

•	Daily pre-trip equipment inspection by our drivers; and

•	Deployment of equipment on certain of our vehicles that reinforces and monitors behavior en route and at the completion of each run.

These efforts have enabled us to reduce the frequency of accidents over the past decade to a level that we believe is one of the lowest in the industry.

Vehicle Fleet

Our education services business owns in excess of 38,000 buses and support vehicles and operates approximately 2,000 customer-owned buses. The average age of our current bus fleet is approximately 6.5 years. Fleet replacements are based on contract requirements, age and useful life of the vehicle. During fiscal 2004, we purchased over 2,500 units at an average cost of $49,000. The size and similarity of our fleet provides us with flexibility to redeploy buses to different locations to fulfill the requirements of new or existing contracts.

Fuel

Our operating costs historically have been only marginally affected by the fluctuations in the price of fuel. During fiscal 2004, we consumed 70 million gallons of fuel in the operation of our education services business. We purchased 56 million gallons with the cost of the fuel representing 4% of education services’ revenues. The remaining 14 million gallons used in operations were supplied by the school districts themselves. In order to mitigate the effect of price fluctuations we have incorporated two-way fuel cost adjustments or escalation provisions in contracts representing approximately 28% of the fuel we purchased last year. We may further manage the impact of price increases by entering into forward purchase contracts for fuel whereby we agree to take delivery of a set amount of fuel at a fixed price on a future specified date.

Regulation

Companies operating in the school busing industry are not subject to market-area licensing requirements in the United States. In Canada, licenses to carry passengers are granted by provincial boards upon proof of public convenience and necessity. The provincial boards exercise control over the issuance, extension and transfer of licenses and regulate the general conduct of a licensee’s business.

Within the United States there are federal and state and in Canada there are provincial regulations and licensing requirements that set standards for fleet and safety equipment, driver qualification and insurance with which we must comply.

PUBLIC TRANSIT SERVICES SEGMENT

Services Provided

Our public transit services business is a leading provider of the following municipal transportation services in the United States:

(i)	Paratransit: We provide transportation for the mobility challenged which complies with the Americans with Disabilities Act (“ADA”). The ADA guarantees persons with disabilities full and equal access to the same services and accommodations that are available to people without disabilities. Public transit operators provide paratransit services to persons with disabilities that are comparable to the level of fixed-route service provided. Our service offerings include curb-to-curb and door-to-door group and individual dial-a-ride services.

(ii)	Fixed-route: This service is comprised of public municipal transit bus systems providing scheduled fixed-route transportation. We operate municipal transit bus systems, including the recruitment, training and management of drivers, mechanics and support staff needed to provide such services.

(iii)	Other: We provide other transportation services such as shuttle services for corporate campuses.

The percentage of public transit services revenue by type for the year ended August 31, 2004 was as follows:

Paratransit	67%
Fixed-route	29%
Other	4%

100%

Competitive Environment

The public transit market is estimated to be approximately $13.4 billion based on annual revenue. The total municipal bus fleet in the United States is estimated at roughly 73,000 buses of which 73% are fixed-route vehicles and 27% are paratransit vehicles.

Nearly 90% of transit services are operated in-house by municipal transit authorities with the remainder out-sourced to private sector providers like ourselves. Most of the out-sourced transit services are for paratransit transportation. Typically, transit authorities provide the vehicles and facilities, but rely on private contractors to manage the operation. Transit authorities are able to receive up to 80% of the capital costs associated with the fleet and the facilities from the Federal Transit Administration. The barriers to entry for out-sourced transit services are low as a result of the minimal capital required.

There are four large private operators, including Laidlaw, all similar in scale, which we believe provide an estimated 69% of the out-sourced transit services. Two of these other transit providers are subsidiaries of large foreign-owned transportation companies. The fourth large operator is a privately held transportation company based in the United States.

Bidding for contracts has been very competitive as private contractors are seeking to increase market share. We believe the competitive environment coupled with the tightening of state and local transit authorities’ budgets have contributed to a general reduction in industry profitability.

Operations

Our public transit business operates dispatch centers, brokerage operations, management contracts and total turnkey operations for both paratransit and fixed-route services from over 70 locations in 25 states across the United States. We transport more than 52 million passengers per year under nearly 150 different contracts.

Public transit’s operations are largely conducted on a decentralized basis although our support functions are more centralized and include marketing, information systems, and safety functions.

We have developed proprietary software that assists with dispatching our fleet and provides route modification of vehicles in service. This software matches reservations and new trip requests with existing routes to maximize shared trips, improve vehicle productivity and enhance customer service.

All of public transit’s revenues are generated under contracts, generally with three-year maturities and two-year extension options. The largest contract represented 11% of the public transit segment’s revenue in fiscal year 2004.

Employees

As of August 31, 2004, our public transit business had approximately 6,300 employees, 48% of whom are unionized under 34 collective bargaining contracts. Approximately 35% of the collective bargaining agreements, representing approximately 1,000 employees, are subject to renegotiation in fiscal year 2005. Approximately 15% of our workforce consists of part-time employees.

Driver compensation is market-driven and may be specified by the local Transit Authority during the competitive bidding process. We believe that our relations with our employees in our public transit business are good.

Safety

Public transit operates under very stringent safety standards. In addition to thorough background checks and testing at the time of hire, we require a minimum of 70 hours of training both in the classroom and behind the wheel for new drivers. Additionally, we require an average of 12 hours of training annually for existing drivers.

Vehicle Fleet

As of August 31, 2004, public transit operated approximately 3,800 revenue-generating vehicles, of which we own approximately 1,700, most of which are paratransit vehicles. The remaining units were owned and provided by customers. Our fleet consists of vans, sedans, body-on-chassis small buses and transit style buses configured to the individual requirements of each contract. Vehicle life is usually tied to the contract for which the vehicle is providing services.

Fuel

Fuel price increases, whenever possible, are passed through to our customers or are subject to escalation clauses. We further mitigate price increases by incorporating language in our contracts requiring customers to provide the fuel. Of the approximately 11 million gallons of fuel purchased annually, around 62% is subject to escalation clauses or passed through to our customers. In 2004, fuel expense represented 5% of public transit’s revenues.

Regulation

Public transit is heavily regulated by federal, state and local agencies and undergoes both internal and external compliance audits. These regulations set standards for fleet and safety equipment, driver qualification and insurance with which we must comply.

GREYHOUND SEGMENT

Services Provided

Greyhound is the only national provider of scheduled inter-city bus transportation services in the United States and Canada. Greyhound offers the following services:

(i)	Passenger service: Greyhound provides inter-city bus transportation to cities and towns in urban and rural areas throughout the U.S. and Canada. Additionally, we have interline agreements and alliances with other bus carriers. These alliances allow us to provide cross-border transportation to and from Mexico and access to smaller towns in the U.S. and Canada that are complementary to our existing service schedules.

(ii)	Package express: Our package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically to locations within 100 to 500 miles. Our services include standard delivery, which is a value priced terminal-to-terminal delivery service, as well as priority and same day delivery, which is a premium priced product where parcels are typically delivered door-to-door.

(iii)	Tour and charter: We offer charter services whereby a group of individuals can reserve a bus and driver in certain cities for transportation to and from specific events, such as concerts, sporting events, casinos and conventions. Additionally we operate “meet and greet” services for cruise lines at four ports in the United States. The “meet and greet” service consists of meeting cruise line passengers (usually at airports) and transferring these passengers and their baggage to and from cruise ships.

(iv)	Food service and other: We offer food service and gift items for purchase in many of our terminal locations.

The percentage of Greyhound’s revenue by type for the year ended August 31, 2004 was as follows:

Passenger service	76%
Package express	9%
Tour & charter	7%
Food service and other	8%

100%

Trademarks

We own the Greyhound name and trademarks and the “image of the running dog” trademarks worldwide. The duration of these trademarks are indefinite as long as we continue to use them. We believe that the Greyhound name and our trademarks have substantial consumer awareness.

Competitive Environment

The intercity transportation industry is highly competitive. Greyhound’s primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines and, in some markets, regional bus companies and trains. Price, choice of destination and convenient schedules are the ways in which we meet this competitive challenge.

In general, travel by automobile is the dominant mode of transportation in the United States, accounting for 90% of total trips. Bus travel accounts for only 2% across all modes of transportation while trains are less than 1%. Travel by automobile is the principal choice for trips of less than 1,000 miles, while air travel is used 75% of the time for trips greater than 2,000 miles.

The typical Greyhound passenger travels to visit friends and relatives and generally has an annual income of less than $35,000. Greyhound’s core customers, short-haul travelers traveling 450 miles or less, comprise approximately 80% of our total passengers.

Lower income households travel by bus at more than twice the national average and by air at less than half. Low-fare airlines impact Greyhound’s revenue particularly in the higher end income demographics and for trips less than 600 miles. Based on customer surveys, approximately 20% of our customers considered air before selecting Greyhound.

Greyhound’s marketing and advertising philosophy is geared toward stimulating additional travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. We use various means to advertise the passenger travel business, including radio, television and print media (primarily yellow pages). Additionally, we offer around-the-clock fare and schedule quotations as well as advance discount ticket purchasing via a toll-free telephone number through our telephone information centers and through our Internet website: www.greyhound.com.

We face competition in our package delivery service from local courier services, the U.S. Postal Service and overnight express and ground carriers. We continue to develop programs to meet this competition and further develop our package delivery business. These programs focus on system upgrades to improve service, billing and tracking for our customers, localized marketing strategies, and local, regional or national alliances with pick-up and delivery carriers.

A few regional carriers and several thousand local operators compete with us for the tour and charter services. Principal factors in obtaining new business and retaining existing customers include competitive pricing, type of equipment and consistency in service.

Due to the captive nature of the food service operations in Greyhound’s terminals, competition is limited. In some locations, however, fast food restaurants and convenience stores located in close proximity to Greyhound’s terminals can pose a competitive factor.

Operations

Greyhound offers passenger service of more than 19,000 daily departures to approximately 3,400 locations. Travelers can purchase tickets at approximately 200 company-operated bus terminals and approximately 1,900 agency-operated terminals and sales agencies. Discounts usually are offered on tickets purchased in advance of travel. However, most tickets are purchased and used within three days of departure.

Information technology is an integral component of Greyhound’s operations and supports, among other things, Greyhound’s website, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. Greyhound also uses a proprietary system called TRIPS to provide automated fare and schedule quotations and to handle the ticketing process.

Greyhound provides, through agreements with Mexican bus carriers, connecting service at most major gateways between the United States and Mexico. Additionally, in some of our terminals, Greyhound sells tickets for travel in Mexico on Mexican-based bus carriers, and a number of Mexican bus carriers sell tickets for travel in the U.S. on Greyhound.

Beginning in the summer of 2001, Greyhound passenger travel declined from peak levels along with revenues. The terrorist attacks of September 11, 2001, accelerated the passenger and revenue decline and created additional burdens in the form of unprecedented cost increases for insurance and security. Future terrorist attacks or other potential disruptions in Greyhound’s service could adversely affect the demand for bus travel.

The reduction of travel on Greyhound resulted in Greyhound’s inability to generate a sufficient level of profitability to fund its operating and capital investment requirements to be a viable company. In response, beginning in the summer of 2003, Greyhound changed its pricing strategy, particularly for long-haul service, and began eliminating unprofitable and marginally profitable routes. Greyhound also took actions to reduce staffing levels, overhead costs, and capital expenditures. We believe that streamlining the network coupled with continued spending constraints will make Greyhound a financially viable business in the long term, increase profitability and improve return on assets. The network should become more efficient, serving areas where customer demand is greatest through a smaller, simpler network of routes that is short and medium-haul focused. Customers should experience greater convenience, faster service, fewer stops and improved on-time departures and arrivals. However, there are no assurances that our actions will be successful and result in increased profitability and return on our investment. The network transformation will be carried out in phases over the next two to three years.

Seasonality

Our Greyhound business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Christmas holiday season. As a result, Greyhound’s cash flows are also seasonal, with a disproportionate amount of annual cash flows being generated during the peak travel periods.

Employees

As of August 31, 2004, Greyhound employed approximately 14,200 workers, consisting primarily of 5,600 drivers, 5,200 terminal employees and information agents, 1,000 mechanics, and 2,400 management and administrative staff. Of the total workforce, approximately 83% are full-time employees and approximately 17% are part-time employees.

At August 31, 2004, approximately 50% of our Greyhound employees were represented by collective bargaining agreements. Greyhound has agreements with a number of unions, however, the largest agreement is with the Amalgamated Transit Union Local 1700. This agreement covers approximately 4,400 of Greyhound’s U.S. employees, mostly drivers and maintenance employees, and expires on January 31, 2007. We believe that our relations with employees at Greyhound are good.

Safety

According to the U.S. Department of Transportation, Bureau of Transportation Statistics, intercity bus travel, like Greyhound, is the safest mode of transportation as compared to cars, trucks, trains, planes and other commercial vehicles.

Greyhound has made substantive changes to its procedures to increase safety and lower risk as a result of the September 11 terrorist attacks. Our terminal employees and drivers have a heightened alertness of suspicious behaviors and prohibited items and are trained to notify local law enforcement authorities if any suspicious activities or unaccompanied packages are observed. We have increased our spending for safety and security in the bus terminals by approximately $5 million annually.

On August 20, 2003, Greyhound received a grant of approximately $10 million from the Transportation Safety Administration (“TSA”), to provide reimbursement for additional spending on safety and security related initiatives such as: increased passenger screening in the bus terminals, bomb detection devices, installation of protective shields in the driver compartment of buses and installation of “on-board” communication devices. Although Greyhound received this grant from the TSA, there can be no assurances that additional grants will be received in the future. Additionally, it possible that the TSA could mandate security procedures that exceed the level currently provided by Greyhound further increasing costs.

Vehicle Fleet

During the twelve months ended August 31, 2004, Greyhound took delivery of 46 new buses and retired 194 buses, resulting in a fleet of approximately 3,600 buses, of which approximately 2,000 buses were owned and 1,600 were leased. The average age of Greyhound’s bus fleet was 8.0 years at August 31, 2004. The majority of the buses added to the Greyhound fleet in fiscal 2004 were acquired through operating leases rather than direct purchase.

We have a long-term supply agreement with Motor Coach Industries, Inc. (“MCI”) that extends through 2007, but may be canceled by either party at the end of any year upon six months notice. If Greyhound acquires new buses, we must purchase at least 80% of the new bus requirements from MCI pursuant to the agreement.

Fuel

During fiscal 2004, Greyhound purchased 56 million gallons of fuel and their fuel expense represented over 6% of Greyhound’s revenue. Greyhound may mitigate some of the impact of fuel cost increases by entering into forward purchase contracts, although currently Greyhound has no such contracts outstanding. Additionally, rising fuel costs have at times allowed Greyhound to increase average ticket prices and declining fuel costs have at times required Greyhound to lower ticket costs, thus providing some further hedge against fuel price fluctuations. Due to the effect general economic conditions may have on the discretionary spending levels of Greyhound’s customers and the competitive nature of the transportation industry, Greyhound is not always able to pass on increased fuel prices to its customers by increasing its fares. Likewise, increased price competition and lower demand because of a decline in out-of-pocket costs for automobile use may offset any potential benefit of lower fuel prices.

Regulation

As a motor carrier engaged in interstate as well as intrastate transportation of passengers and express shipments, Greyhound is registered with the Department of Transportation (“DOT”), and is also regulated by its Surface Transportation Board. Greyhound is also subject to state regulations that are consistent with federal requirements.

Greyhound is subject to regulation under the ADA pursuant to regulations adopted by the DOT. The regulations require that all new buses acquired by us for our fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of our U.S. fleet involved in fixed route operations will be required to be lift-equipped and, by October 2012, the fleet must be entirely lift-equipped. Carriers are permitted to retrofit their existing buses or purchase wheelchair accessible new or used buses to meet the 50% and 100% mandates. At August 31, 2004, approximately 18% of our U.S. fleet deployed in fixed route operations were wheelchair lift-equipped. To meet the 50% requirement by October 2006, and assuming no change in current fleet size, Greyhound must replace or retrofit 818 of our non-lift-equipped buses over the next two years. Should Greyhound reduce the size of the fleet over the next two years, they would likely dispose of non-lift equipped buses which would reduce the aggregate number of buses which would need to be replaced or retrofitted. Currently, the added cost of a built-in lift device in a new bus is approximately $35,000 plus additional maintenance and employee training costs.

In Canada, Greyhound operates under the Canada Transportation Act (“CTA”). The CTA allows each province to regulate provincial scheduled service. Greyhound generally is required to file tariffs with schedule and rate information for its passenger services. The CTA does not cover package express or tour and charter operations; these segments are unregulated in some provinces.

HEALTHCARE TRANSPORTATION SERVICES SEGMENT

Services Provided

Our healthcare transportation business, American Medical Response (“AMR”), provides the following services in the United States:

(i)	Emergency 911 response: Emergency response services (“911”) are provided primarily under long-term contracts with communities, municipalities, and other local government agencies. AMR typically must respond to 911 calls in the designated area within a specified response time determined by the communities.

(ii)	Non-emergency transports: Non-emergency transports involve providing transportation to patients requiring varying degrees of medical care between healthcare facilities or between healthcare facilities and their homes. Non-emergency transports include wheelchair and stretcher van transports and critical care transports.

(iii)	Other: AMR provides call center and dispatch services, event medical services, managed transportation services and other services to public safety agencies, hospitals, communities, fire departments, and other healthcare providers. These other services include paramedic and EMT training, system status management and deployment consulting and clinical data collection and reporting.

The percentage of AMR’s revenue by type for the year ended August 31, 2004 was as follows:

Emergency 911 response	57%
Non-emergency transports	32%
Other	11%

100%

Competitive Environment

The U.S. emergency and non-emergency ambulance services industry generates an estimated $12 billion of annual revenues. Nationally, emergency response services generate 65% of transports and 79% of revenues and non-emergency response services generate 35% of transports and 21% of revenues.

The market is highly fragmented with over 14,000 ambulance services providers. Of the overall market participants, 35% are fire departments, 21% are non-profits, 12% are private providers, such as ourselves, 9% are hospital-based and 23% are government owned. AMR’s predominant competitors are fire departments. Firefighters have traditionally acted as the first response providers during emergencies, and at times have been able to expand their scope of services to include emergency medical care and transport.

AMR is the largest private provider of emergency and non-emergency ambulance services in the U.S. with an estimated 8% share of the outsourced market. AMR operates in 34 states and has over 260 operating locations across the country. AMR treated and transported approximately 3.7 million patients during the year ended August 31, 2004. The second largest private ambulance provider generated less than one-half of the revenue of AMR in fiscal 2004.

Local operators also pose a challenge to us as they tend to be single-client focused. Compared to these small, local operators, AMR has a scale advantage with the ability to bid for local, regional and national contracts.

We believe the size and diversity of AMR’s fleet gives us a competitive edge. Ownership of the local emergency response contract can be advantageous when bidding for non-emergency business because the existing fleet of ambulances and the dispatching center maintained for emergency response can also be used for non-emergency business. For the same reason, the ownership of a successful non-emergency business can be advantageous to an operator trying to unseat an incumbent emergency response operator or to obtain a contract in a newly privatized market.

We also market our non-emergency ambulance services to hospitals, health maintenance organizations, convalescent homes and other health care facilities that require a stable and reliable source of medical transportation for their patients. A significant portion of AMR’s non-emergency transports is provided to such facilities and organizations in competitive markets without specific contracts.

Operations

Contracts

AMR provides most of its emergency ambulance response services pursuant to contracts with counties, fire districts and municipalities. These contracts typically appoint AMR as the exclusive provider of emergency ambulance services in a designated service area and require AMR to respond to every emergency medical call within that area. Contracts are typically three to five years in length and are generally obtained through a competitive bidding process. In some instances where AMR is the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Contracts with hospitals and other facilities and organizations for non-emergency services are typically two years in length.

Revenue from AMR’s contracts with communities and healthcare providers is typically collected from invoices generated by AMR for each patient transport. In some cases, revenue is based on negotiated fees paid periodically by the community, and patients are then billed directly by the community.

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

As of the end of fiscal year 2004, AMR had nearly 150 agreements with municipal or county public safety agencies to provide contracts for emergency 911 response and more than 3,000 client relationships to provide non-emergency, critical care and wheelchair transports. Our largest contract with a community represents less than 4% of AMR’s total net revenue.

Revenue Composition

AMR derives a significant percentage of its revenue from reimbursement by third-party payors, including payments under Medicare, Medicaid, private insurance and managed care plans/contracts. AMR also collects payments directly from patients, including payments under deductible and co-insurance provisions.

The table below provides detail of the payor mix:

Medicare/Medicaid	39%
Private insurance/contract	44%
Private pay	17%

100%

Dispatch and Communications

Generally, ambulance units are not stationed at fixed sites, but are constantly repositioned through ‘flexible deployment’ systems. Communication centers control the deployment and dispatch of ambulances in response to emergency calls. We use location and detailed system status plans to position our ambulances and medical crews within a designated service area in an effort to reduce response time.

Requests for non-emergency transports are usually made by physicians, nurses, case managers and discharge coordinators who are interested in a quick transfer of requested information and prompt ambulance arrival at the requested pick-up time. AMR uses proprietary software to determine the patient’s true medical transportation needs and to assist with the dispatching of ambulances. AMR also offers on-line, web-enabled transportation ordering to certain facilities.

Billing and Collections

The collection process varies by payor. We have a collection staff specially trained in third-party coverage and reimbursement procedures. An account may move among several payor sources before final collection or resolution is reached. We may also engage collection agencies to collect delinquent accounts, primarily from private payors.

AMR, from time to time, establishes usual and customary rates for the services it provides. In certain cases, however, AMR is required to reduce these rates due to local ordinances or regulatory restrictions. In locations where we face rate restrictions and in the case of Medicare and Medicaid billing, AMR has negotiated reduced rates with payors to reflect the restrictions. In addition, AMR has established reserves to allow for services provided for which they cannot collect fees. As a result, AMR’s reported revenues are equal to its gross billings based on our usual and customary rates, net of contractual allowances for restricted rates and allowances for uncompensated care.

Employees

Approximately 72% of AMR’s 17,800 employees have daily contact with patients and include approximately 5,000 paramedics, 7,400 emergency medical technicians and 300 nurses. The remaining 5,100 employees perform support functions such as field administration, dispatch, billing and other administrative duties. Approximately 74% of AMR’s work force is full-time and 26% is part-time.

Approximately 48% of AMR’s employees are represented by 46 collective bargaining agreements with 21 different unions. Nine of the existing collective bargaining agreements, representing approximately 1,200 employees, are subject to renegotiation during fiscal year 2005. We believe that our relations with our ambulance services employees are good.

Safety

AMR is committed to the safety of its employees, patients and the communities it serves. AMR’s World Class Safety program has been recognized by the National Safety Council for outstanding performance and is built upon five important components:

•	Selecting highly qualified employees;

•	Providing exemplary safety policies and programs to control losses;

•	Effective training and education programs;

•	Accountability of management and employees for safety of the operation; and

•	Continuous review of new opportunities and existing programs for improvement.

AMR’s safety program includes driver qualification standards, physical agility testing, injury and illness prevention policies and procedures, a monthly safety awareness campaign, road safety monitoring devices, frequent vehicle inspections, driver and safety training, management safety incentives and review of statistics on safety activities.

Vehicle Fleet

As of August 31, 2004, AMR operated over 4,400 vehicles, of which approximately 3,300 are ambulances, 600 are wheelchair vans, and the remainder are support vehicles. Ambulances are generally replaced every eight years, or as provided in specific contracts. In fiscal 2004, we purchased 354 vehicles at an average cost of approximately $57,000. The average age of our active fleet is approximately four years.

Regulation

The operations and activities of both AMR and our emergency management services segment, EmCare (described in detail in the next section, entitled “EMERGENCY MANAGEMENT SERVICES SEGMENT”) are governed by numerous and complex federal and state laws, rules and regulations. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs on us. Any such violation, restriction, limitation or imposition of additional requirements and costs could have a material adverse effect on our business, financial condition or results of operations.

Government Reimbursement: Both AMR and EmCare derive a significant portion of their revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored health care programs. To participate in these programs, AMR and EmCare must comply with stringent and often complex enrollment and reimbursement requirements from the federal government and states. AMR and EmCare are subject to governmental reviews and audits of their bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services.

Federal and State Anti-Kickback Laws: Federal anti-kickback law prohibits certain offers, payments or receipts of remuneration in return for either referring Medicare, Medicaid or other government-sponsored health care program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program. The federal anti-kickback law is broadly worded and potentially subjects many of AMR’s and EmCare’s business arrangements with hospitals, physicians and other health care entities, to government investigation and prosecution. Many states in which AMR and EmCare operate have similar laws. Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions

(including imprisonment), exclusion from participation in government-sponsored health care programs, and forfeiture of amounts unlawfully collected.

Billing Fraud and Abuse Laws: There are a variety of federal and state laws applicable to the submission of bills and claims for services rendered to beneficiaries of government-sponsored health care programs, including the Federal False Claims Act (“FCA”). The FCA prohibits the filing of “false claims” for reimbursement under federal health care programs, including Medicare and Medicaid. “Whistleblower” provisions permit private citizens to sue a claimant on behalf of the government and thereby share in any fines imposed under the law, and other federal and state laws, including so-called “civil money penalty laws”, authorize substantial administrative fines and exclusion from government programs in certain cases. Although we intend and endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of them are broadly worded and may be interpreted or applied in ways that we cannot predict, so we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Medical Records Privacy Laws: Federal and state laws and regulations govern AMR’s and EmCare’s collection, dissemination, use and confidentiality of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules (“HIPAA”), violations of which are punishable by monetary fines, civil penalties and criminal sanctions. The Department of Health and Human Services adopted so-called “privacy regulations” in December 2000 and “security regulations” in February 2003. AMR and EmCare have implemented privacy policies and procedures, including training programs, designed to ensure compliance with the privacy regulations. In addition, both AMR and EmCare are taking measures that we believe to be appropriate to comply with the security regulations, which are effective April 21, 2005.

Licensure, Certification and Accreditation: AMR and its operations are subject to various federal, states and local licensing and certification laws and regulations and accreditation standards relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. AMR’s operations are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation..

EMERGENCY MANAGEMENT SERVICES SEGMENT

Services Provided

Our emergency management services segment, EmCare, offers the following services:

(i)	Emergency staffing and management services: EmCare’s principal activity is providing staffing and management services to hospital emergency departments. Generally, EmCare is responsible for recruiting, evaluating credentials and scheduling qualified physicians to staff the emergency departments of contracting hospitals.

(ii)	Hospitalist services: EmCare recruits and schedules physicians to provide medical care and treatment of patients in hospital inpatient settings.

(iii)	Other: EmCare also provides unbundled services such as billing, scheduling, recruitment and risk management.

Approximately 93% of EmCare’s revenue is derived from emergency management services with the remainder derived from hospitalist and other services.

Competitive Environment

There are approximately 4,700 hospitals in the U.S. with emergency departments that receive over 110 million visits, generating approximately $10 billion in billings annually. Approximately 67% of these hospitals currently outsource physician services.

The emergency department market can be categorized into two major segments: medium to high volume emergency departments, with 15,000 or more annual visits, and low volume emergency departments, typically seeing less than 15,000 annual patient visits. Medium to high volume emergency departments represent 54% of the U.S. market and 76% of these hospitals outsource the management and staffing of their emergency departments. The hospitals with low volume represent 46% of the market and 56% currently outsource the management and staffing of their emergency departments.

EmCare is the largest provider of outsourced emergency management services in the United States providing services to over 300 client hospitals. Annually, physicians affiliated with EmCare treat approximately 5 million patients at emergency departments in 38 states. EmCare faces competition from a number of national and regional providers. Competition for services is generally based upon cost and the ability to make available physicians capable of providing high quality care. Competition is also based upon the proper utilization of the emergency department, as well as the ability to integrate the emergency department with other hospital departments and to provide value added services.

Operations

Emergency department staffing

We recruit and schedule physicians and emergency support staff for the management of emergency departments. We are the nation’s leading recruiter of board-certified emergency medicine physicians. Our physician recruiters are trained to identify and pre-screen all candidates and recommend the right physician for each position. MedLink, our proprietary mapping software, allows us to pinpoint all American Medical Association members by geographic location so that recruiting efforts can be focused on the immediate region. Additionally, we recruit nationally through trade advertising, the Internet and our senior level residents’ education programs.

Contracts

We have contracts to provide emergency management services with over 300 hospitals. Our standard hospital agreement is usually three years in length and is awarded on a competitive basis. Depending on contractual agreements with clients, EmCare may bill the hospitals, the third party payors, including patients, or a combination of both for services provided. In all cases, the hospitals are directly responsible for billing and collecting for all non-physician-related services.

Revenue Composition

Commercial insurers are billed based on specific fee schedules and are generally discounted based on negotiated rates with the payors. We do not accept “capitation” fees for professional emergency services. Governmental revenue mostly comes from the federal Medicare program and state-based Medicaid programs. Government reimbursement is based on specific “allowed” fees for each professional procedure. Patients visiting an emergency department must be assessed and provided with necessary treatment, regardless of the patient’s ability to pay. In locations with high rates of uninsured patients, EmCare receives subsidies from the hospitals.

The table below provides detail of the payor mix:

Private insurance/contract	50%
Medicare/Medicaid	30%
Private pay	20%

100%

Employees

EmCare retains its medical professionals as employees or as independent contractors. Currently, EmCare employs approximately 4,100 people, which include approximately 3,000 medical professionals under contract. Approximately 2,600 physicians, 200 physician assistants and 200 nurse practitioners are affiliated with EmCare as employees or independent contractors. Approximately 95% of EmCare affiliated physicians are Board certified.

Regulation

In addition to the laws and regulations governing EmCare described in the preceding “Regulation” section under the “HEALTHCARE TRANSPORTATION SERVICES SEGMENT”, EmCare and its operations and activities are subject to various state laws that prohibit or restrict business corporations such as EmCare from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee-splitting, with physicians. In such states, EmCare maintains long-term management contracts with its affiliated medical groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including EmCare’s affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements between EmCare and its affiliated medical groups constitute unlawful fee-splitting, in which case we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or EmCare could be required to restructure its contractual arrangements with its affiliated medical groups.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission. The public can obtain copies of these materials by visiting the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, by calling the Commission at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge on or through our website at www.laidlaw.com. Copies of our Code of Ethics, as defined under Item 406 of Regulation S-K, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, at no cost, a copy of our Code of Ethics upon request by phone or in writing to our corporate address at 55 Shuman Boulevard, Naperville, Illinois 60563 (telephone number: (630) 848-3000), attention: Investor Relations. The information on our website is not incorporated into, and is not part of, this report.

ITEM 2. PROPERTIES

Our education services business operates school buses and special education vehicles from 428 facilities in the United States and 56 in Canada, of which 160 are owned and 324 are leased or operated under contract. To provide these services, we operate approximately 40,000 school buses and special education vehicles. Approximately 38,000 of these vehicles are owned by us while the balance are owned by the city or municipality.

Our public transit business operates from over 70 locations in the United States, of which five are owned and the rest are leased. To provide these services, we operate approximately 3,800 revenue-generating vehicles, including 2,300 paratransit vehicles, of which approximately 1,700 are owned by us while the remaining units are owned and provided by our customers.

Our Greyhound business provides services from approximately 2,100 locations throughout the United States and Canada. The majority of our locations are owned and operated by independent agents of Greyhound. Greyhound owns or leases 534 properties in the United States and 118 properties in Canada. Greyhound has a fleet of approximately 3,600 buses, of which approximately 2,000 buses are owned and 1,600 are leased.

American Medical Response operates out of 510 locations in the United States, of which 14 are owned and the balance are leased. We utilize nearly 3,900 ambulances and wheelchair vans and over 500 support vehicles.

EmCare leases 21 facilities to house administrative, billing and other support functions. We believe our facilities and equipment are adequate to service our present business needs.

ITEM 3. LEGAL PROCEEDINGS

General Litigation and Other Disputes

Health Care

Our healthcare businesses are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. We have implemented policies and procedures that management believes will assure that we are in substantial compliance with these laws. Laidlaw or its subsidiaries continually undergo investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. We are cooperating with the government agencies conducting these investigations and are providing requested information to the government agencies. Other than the investigations described in the following two paragraphs, management believes that the outcome of any of these investigations would not have a material adverse effect on us.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents relating to Huguley Hospital and Regional Emergency Services contracts in Texas, Georgia and Colorado. The claims in Texas have been resolved pursuant to the $20 million settlement agreement described below. The government investigations in Georgia and Colorado are continuing.

During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. At this juncture, it is not possible to predict the ultimate conclusion of the investigations described in this and the preceding paragraph, nor is it possible to calculate any possible financial exposure to the Company.

From August 1998 until August 2000, American Medical Response West (“AMR West”), a subsidiary of AMR, received six subpoenas duces tecum from the United States Attorney’s Office. These subpoenas related to billing matters for emergency transports and specialized services. AMR West has entered into a settlement agreement with the United States Attorney’s Office pursuant to which it has paid $3.5 million and agreed to enter into a five year Corporate Integrity Agreement with the HHS in settlement of these matters.

In June 1999, the DOJ began an investigation of the billing processes of Regional Emergency Services, a subsidiary of AMR, and of Florida Hospital Waterman. Regional Emergency Services managed the ambulance services for Florida Hospital Waterman. The DOJ reviewed the billing processes of the companies from October 1992 to May 2002. The DOJ alleged violations by the companies of the False Claims Act based on the absence of certificates of medical necessity and other non-compliant billing practices. The parties have entered into a settlement agreement for an aggregate of $20 million, of which AMR has contributed a total of $5 million.

Greyhound Default Judgment

On September 20, 2004, Greyhound responded to proceedings brought in Georgia state court in August 2004 (“August Proceedings”) seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. While this action has since been dismissed, it stemmed from an October 1995 default judgment in the amount of approximately $7 million (“1995 Judgment”) against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (“Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million (“Default Judgment”) was entered by the Georgia state court against Greyhound. Greyhound first learned of the Default Judgment through the August Proceedings and, therefore, was unaware of the garnishment and the Default Judgment and inadvertently failed to contest it. Had the garnishment been timely answered, Greyhound believes that the amount due in response to the garnishment summons would not have exceeded $1,500.

It is now alleged that Greyhound is liable to the Plaintiff in the amount of $15 million, based on the $11 million Default Judgment plus post-judgment interest. Greyhound has filed a Motion to Vacate the Default Judgment in the Court where such judgment was rendered. Based on several legal grounds, Greyhound believes that the Default Judgment is null and void and not enforceable. Greyhound intends to vigorously defend its interests in the litigation. Also refer to the discussion of the potential impact of this litigation on the Greyhound Facility included in Item 7 – “Liquidity and Capital Resources”.

Other

We are also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage or employment related claims. Some of these actions are covered to varying degrees by our insurance policies. Based on our assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us relating to personal injury and/or property damage claims and/or employment related claims that would have a material adverse effect on the Company.

Environmental

Our operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. We have incurred, and expect to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. In particular, we have been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which our waste was allegedly disposed. In addition, we are investigating or engaged in remediation of past contamination at other sites used in our businesses. We record liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Laidlaw International as of November 1, 2004 are as follows.

Name	Age	Position
Kevin E. Benson	57	Director, President and Chief Executive Officer

Douglas A. Carty	48	Senior Vice President and Chief Financial Officer

Beth Byster Corvino	47	Senior Vice President, General Counsel and Corporate Secretary

Jeffrey W. Sanders	42	Vice President, Corporate Development and Controller

Jeffery A. McDougle	48	Vice President, Treasurer

Biographical information relating to each of our officers is set forth below.

Kevin E. Benson has been President and Chief Executive Officer and a director of Laidlaw International since June 23, 2003. From September 2002 to June 23, 2003, Mr. Benson was President and Chief Executive Officer of Laidlaw Inc., the Company’s predecessor. Prior to that, Mr. Benson served as President and Chief Executive Officer of the Insurance Corporation of British Columbia from December 2001 until September 2002 and as President of The Pattison Group, a privately owned company and a conglomerate that owns interests in numerous businesses across a range of industries, in 2000 and 2001. He previously served as President and Chief Executive Officer of Canadian Airlines from 1996 until 2000. Mr. Benson also serves as a director of Manulife Financial.

Douglas A. Carty has been Senior Vice President and Chief Financial Officer of Laidlaw International since June 23, 2003. From January 2003 to June 23, 2003, Mr. Carty was Senior Vice President and Chief Financial Officer of Laidlaw Inc. Prior to that, Mr. Carty served as Senior Vice President and Chief Financial Officer of Atlas Air Worldwide Holdings, an aviation transportation company, from July 2001 until December 2002. From 1990 until July 2000, Mr. Carty was employed with Canadian Airlines, where he served in a variety of positions, including Senior Vice President and Chief Financial Officer from 1996 until July 2000. Mr. Carty also serves as a non-executive Chairman of the Board of Points International Ltd.

Beth Byster Corvino has been Senior Vice President, General Counsel and Corporate Secretary of Laidlaw International since April 12, 2004. From April 1998 to April 2004, she served as Vice President, General Counsel and Corporate Secretary, and then as a consultant to Chas. Levy Company LLC, where she was responsible for all legal affairs and strategic planning, and served as Chief Operating Officer of its trucking subsidiary.

Jeffrey W. Sanders has been Vice President, Corporate Development of Laidlaw International since August 2003 and has been Controller since January 2004. From May 1999 until July 2003, he served as Senior Vice President and Chief Financial Officer of Greyhound Lines, Inc. Mr. Sanders joined Greyhound Lines, Inc. in June 1997 as Vice President, Corporate Development and from September 1997 through May 1999 served as Vice President Finance.

Jeffery A. McDougle has been Vice President and Treasurer of Laidlaw International since February 2, 2004. From July 2003 until January 2004, he served as Vice President, Fleet at US Airways Inc. From April 2002 until July 2003, Mr. McDougle served as Vice President, Finance and Treasurer for US Airways Group, where in addition to his treasury functions, he was responsible for corporate finance, corporate insurance and purchasing. In addition, he served as Vice President, Purchasing of US Airways, Inc. from November 2001 to April 2002 and Vice President, Treasurer of US Airways Group from May 1999 to November 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LI”. The initial holders of our common stock were the creditors of the former company, Laidlaw Inc. Under the Plan, the common stock of our Predecessor Company, Laidlaw Inc., was cancelled for no consideration.

The following table details the high and low sale prices for the common stock traded on the NYSE and on the over the counter markets in the United States.

	HIGH	LOW
Year ended August 31, 2004:
First Quarter	$13.38	$9.45
Second Quarter	15.30	12.68
Third Quarter	15.14	12.00
Fourth Quarter	15.74	11.96
Year ended August 31, 2003:
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter (from June 23, 2003)	$10.52	$7.45

On November 1, 2004, the last sale price of the common stock as reported by the NYSE was $16.75 per share and there were 49 holders of record of our common stock.

We have never paid any cash dividends on our common stock and our Board of Directors currently intends, for the foreseeable future, to retain all earnings for use in our business. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors. Covenants in the indenture governing our senior notes and our senior secured credit facility restrict our ability to pay dividends and may prohibit the payment of dividends and certain other payments.

Summary of Equity Compensation Plans

The Company’s 2003 Equity and Performance Incentive Plan (“2003 Incentive Plan”) was approved by the U.S. Bankruptcy Court on February 27, 2003. The 2003 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, and performance units to officers and employees of the Company and its subsidiaries. The 2003 Incentive Plan also provides for the grant of option rights and restricted stock to non-employee directors. There are 5,000,000 shares of common stock available under the 2003 Incentive Plan. In any calendar year, no participant may be granted more than 500,000 option rights, appreciation rights, deferred shares, or restricted shares, or more than $1,000,000 worth of performance shares or performance units determined on the date of the grant.

The 2003 Incentive Plan is administered by the Board of Directors unless it delegates such authority to a committee. The administrator of the Incentive Plan has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards. Generally, with respect to awards granted under the 2003 Incentive Plan, (i) option rights, and corresponding appreciation rights, vest ratably over not less than a three-year period, (ii) restricted stock grants are subject to a risk of forfeiture for a period of not less than three years, (iii) deferred shares are subject to a deferral period of not less than one year, and (iv) performance shares and performance units are paid to a plan participant upon the achievement of management objectives specified in the grant measured over a period specified in the grant of not less than one year. If stated in the award, the exercise of option rights, appreciation rights, and restricted stock may also be subject to the achievement of management objectives, as defined in the 2003 Incentive Plan.

Securities authorized for issuance under compensation plans as of August 31, 2004 are summarized below:

Available for
	Number of shares to		future issuance
	be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	None	None	None
Equity compensation plans not approved by shareholders *	1,323,925	$12.96	3,647,387

Total	1,323,925	$12.96	3,647,387

*	The 2003 Incentive Plan was approved by the U.S. Bankruptcy Court as part of our emergence process, but was not approved by our shareholders. We will be submitting the 2003 Incentive Plan for shareholder approval at our 2005 annual meeting of shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following information should be read in conjunction with our consolidated financial statements, “Management Discussion and Analysis of Financial Condition and Result of Operations” and “Business” included elsewhere in this filing.

			Predecessor Company
	Year Ended	Three Months Ended	Nine Months Ended
($ in millions except per share	August	August	May 31,	Year Ended August 31,
amounts)	31, 2004	31, 2003	2003	2002	2001	2000
Statements of Operations Data
Revenue	$4,631.4	$997.1	$3,485.7	$4,432.1	$4,418.3	$4,273.1
Depreciation and amortization	283.5	52.1	229.3	358.8	350.3	347.1
Operating income	221.2	11.5	163.5	62.2	33.1	38.8
Income (loss) from continuing operations	61.7	(9.9)	(1,212.8) *	14.9	(246.5)	(637.6)
Net income (loss)	61.7	(9.9)	(1,212.8) *	14.9	1,425.9 **	(2,253.1) **
Earnings (loss) per share from continuing operations
Basic	0.62	(0.10)	(3.72)	0.05	(0.76)	(1.95)
Diluted	0.59	(0.10)	(3.72)	0.05	(0.76)	(1.95)
Earnings (loss) per share
Basic	0.62	(0.10)	(3.72)	0.05	4.37	(6.89)
Diluted	0.59	(0.10)	(3.72)	0.05	4.37	(6.89)
Dividends per Common Share	—	—	—	—	—	0.095
Balance Sheet Data *** (at period end)
Working capital (deficiency)	345.3	253.2	289.0	482.5	480.6	(3,169.3)
Total assets	3,905.2	3,911.3	3,953.9	6,275.9	6,219.8	6,108.6
Total debt	1,150.6	1,214.5	1,239.1	224.7	280.2	3,627.7
Liabilities subject to compromise	—	—	—	3,977.1	3,978.5	—
Shareholders’ equity (deficiency)	1,376.5	1,290.3	1,309.3	954.1	1,029.5	(398.0)

*	Includes net gain on extinguishment of debt of $1,482.8 million, charges to income of $609.6 for fresh start accounting adjustments and a goodwill impairment charge of $2,205.4.

**	The healthcare businesses were classified as discontinued operations in 2000 resulting in a charge to discontinued operations. The health care businesses were reinstated as continuing businesses in 2001 and remaining loss provision was brought back into income.

***	All balance sheet data on May 31, 2003 has been adjusted for fresh start accounting adjustments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

We are primarily a bus and healthcare transportation provider in the United States and Canada. We operate in five reportable segments: Education services, public transit services, Greyhound, healthcare transportation services and emergency management services.

Education services. Through our education services segment, we provide school bus transportation in the United States and Canada. We operate school buses and special education vehicles and transport approximately two million students each school day. We also use our school bus fleet for charter purposes.

Public Transit services. Through our public transit services segment, we provide municipal transit and paratransit bus transportation within the United States. There are two main businesses within this market: fixed-route municipal bus services and paratransit bus services for riders with disabilities or who are unable to use scheduled services.

Greyhound. Greyhound provides scheduled intercity bus transportation services in the United States and Canada and is the only national provider of this service in those areas. Greyhound also provides package delivery service, charter bus service and, in certain terminals, food service. In addition, Greyhound provides package tours to major tourist regions in the United States and Canada.

Healthcare Transportation services. We provide healthcare transportation services in the United States under the name American Medical Response (“AMR”). We offer critical care transportation services, non-emergency ambulance and transfer services and emergency response services. We provide joint training, shared staffing and stationing arrangements and contracted dispatching. We also provide comprehensive onsite medical care and transport services for special events.

Emergency Management services. We provide emergency management services in the United States to hospital-based emergency departments, operating primarily under the EmCare name.

YEAR IN REVIEW

Fiscal 2004 was Laidlaw International’s first full year of operations after we emerged as the successor company from the reorganization of Laidlaw Inc. We began the year with a newly constituted board of directors, an energized management team and a business plan that was directed towards enhancing the operational performance of each of our business segments.

Our first step was a strategic review to assess the performance of each of the businesses. This included a determination of each business units’ position within its industry — its relative strengths and weaknesses, and the potential to optimize its performance. We established with each of the business unit management teams a framework for detailed operational reviews, set financial targets for the fiscal year, and held monthly meetings to monitor progress and make changes where necessary or prudent.

Our focus for education services was on improving operating margins and more effectively managing the capital employed across its nearly 500 branches and 40,000 school buses. A detailed review of operations identified a number of areas where we believe costs could be reduced or revenue could be enhanced through the centralization of administrative and financial services and the utilization of technology. Operational changes flowing from the review will take a number of years to fully implement, but should enable the Company to continue to deliver the same quality product for which it is known, while addressing the price constraints set by our customers. In addition contracts that failed to meet acceptable returns were identified and placed on a watch list. As these contracts expire, a pricing committee will establish the minimum rates required, taking into account the capital employed in each contract.

Greyhound has been under severe financial pressure for the past several years. As a result, Laidlaw’s exit financing included restrictions on Laidlaw from funding Greyhound, and necessitated that Greyhound take immediate steps to stabilize its financial condition. A number of actions were taken by management to contain costs and enhance revenue. These included a downsizing of the operations that led to reductions in overheads, the network and fleet, as well as the implementation of a more flexible pricing strategy. At the same time, Greyhound negotiated an extension in its bank financing and a three-year, no cost increase, labor contract with its drivers. While these moves began to stabilize Greyhound financially, a more elaborate network overhaul is still required. A number of changes are now being implemented to bring about this overhaul and will continue for the next two years. These changes address the reality that Greyhound, as the operator of expensive intercity coaches, cannot afford to deviate from its core competency of safe, reliable intercity transit, especially when considering the realities of a weakened travel market post the 9/11 terrorist attacks.

Laidlaw’s healthcare operations were placed under new management during its predecessor’s reorganization and were already showing good improvements in all areas of their operations. The focus for this past year has been the development of technology that should enable the ongoing reduction in unit costs, as well as the enhancement of all aspects of services. Core processes, such as billing, were further centralized and streamlined and AMR began the rollout of Electronic Patient Record technology to capture and retain vital patient and treatment information. At EmCare a focus on customer retention and on offering unique contracts designed to meet specific customer needs, resulted in significant top-line revenue expansion and bottom line growth, adding new contracts for hospital emergency department services and expanding contracts to include “hospitalist” services.

Revenue at public transit grew as it was no longer hindered by municipal contract eligibility requirements tied to the former parent company’s restructuring. An enhanced driver training program and revised safety education resulted in a much improved safety record and saw the company regain its status as one of its industry’s leading suppliers of municipal and community transport.

As a holding company of five distinct businesses, we initiated a process to evaluate the role of each of the businesses within the portfolio of Laidlaw International. The strategic review of our holdings was undertaken to identify potential opportunities to deliver value to our shareholders. As a result of the evaluation process, there may be changes, from time to time, to the portfolio of businesses we operate.

During the year, we revised the management reward programs within the business segments to more closely align management and shareholder interests. As a result employee incentive programs now incorporate the relevant costs of capital, ensuring that business unit management is focused on pursuing those new business opportunities or renewal of existing business relationships where an appropriate return on capital is provided.

The performance of each of the business units improved during 2004 resulting in the improved performance of the Company as a whole.

RESULTS OF OPERATIONS

Basis of Presentation

As is more fully discussed in Note 2 – “Fresh Start Accounting” of the Notes to the Consolidated Financial Statements, we adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). For financial reporting purposes, the effective date of the reorganization was June 1, 2003 and our results of operations and cash flows have been separated as pre-June 1 and post-May 31, 2003 due to a change in basis of accounting in the underlying assets and liabilities.

We have made no comparisons for the Company’s results for the three months ended August 31, 2003 or for the Predecessor Company’s results for the nine months ended May 31, 2003. As the length of these periods is significantly different than the length of any corresponding comparative periods these results are not comparable in absolute dollar terms. Additionally, due to the seasonality of our largest and most profitable segment, the education services segment, meaningful comparisons cannot be made on a percentage of sales basis either.

However, in order to facilitate the identification of certain business trends, our discussion of the Company’s financial results for the year ended August 31, 2004 has been compared to the combined financial results for the year ended August 31, 2003, which represents the financial results for the Company for the three months ended August 31, 2003 and the financial results for the Predecessor Company for the nine months ended May 31, 2003, and are also compared with the Predecessor Company’s results for the year ended August 31, 2002. The combined year ended August 31, 2003 presented below does not comply with SOP 90-7, which calls for separate reporting for the Company and the Predecessor Company. Additionally, for the reasons described in Note 2 and due to other non-recurring adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Company’s financial statements and results of operations after emergence from bankruptcy. Readers should, therefore, review this material with caution and not solely rely on the information concerning the Predecessor Company or the combined year ended August 31, 2003 as being indicative of our future results or providing an accurate comparison of financial performance.

Pursuant to the terms of our $406.0 million Senior Notes, we segregate the consolidated results of operations between our subsidiaries that are not a party to the agreement, comprised of our U.S. based businesses in the Greyhound segment (the “Unrestricted Subsidiaries”), and all of our remaining subsidiaries (the “Restricted Subsidiaries”).

Non-GAAP Measures

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. All companies do not calculate EBITDA the same way. We define EBITDA as operating income plus depreciation and amortization. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to net income (loss) and net cash provided by operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Year Ended
	2004	2003	2002
EBITDA	$504.7	$456.4	$421.0
Depreciation and amortization	(283.5)	(281.4)	(358.8)
Interest expense	(129.6)	(51.1)	(27.7)
Other income (expense), net	2.4	(19.9)	(29.4)
Income tax benefit (expense)	(32.3)	5.5	9.8
Fresh start accounting adjustments	—	(609.6)	—
Gain on discharge of debt	—	1,482.8	—

Income from operations before cumulative effect of change in accounting principle	61.7	982.7	14.9
Cumulative effect of change in accounting principle	—	(2,205.4)	—

Net income (loss)	$61.7	$(1,222.7)	$14.9

	Year Ended
	2004	2003	2002
EBITDA	$504.7	$456.4	$421.0
Cash paid for interest	(117.0)	(37.3)	(31.9)
Cash received for income taxes	9.7	12.7	10.4
Increase in claims liabilities and professional liability reserves	38.0	60.8	61.6
Pension contribution per the PBGC Agreement	(50.0)	(50.0)	—
Increase in pension liability	12.6	1.3	—
Cash provided by (used in financing) other working capital items	(15.1)	(25.7)	7.5
Decrease (increase) in restricted cash and cash equivalents	(10.1)	0.2	(38.6)
Other	17.2	(22.9)	3.8

Net cash provided by operating activities	$390.0	$395.5	$433.8

Net cash used in investing activities	$(242.7)	$(440.6)	$(275.7)

Net cash used in financing activities	$(89.6)	$(198.1)	$(95.8)

Year ended August 31, 2004, 2003 and 2002 results of operations

	Year Ended
($ in millions)	2004	2003	2002
Revenue	$4,631.4	$4,482.8	$4,432.1

Compensation expenses	2,678.0	2,582.8	2,523.0
Accident claims expense and professional liability expenses	288.3	304.3	325.8
Vehicle related costs	279.3	277.2	272.5
Occupancy costs	203.4	201.8	202.2
Fuel expense	182.1	170.1	163.0
Other operating expense	495.6	490.2	524.6

EBITDA	504.7	456.4	421.0
Depreciation	265.1	276.1	270.6
Amortization	18.4	5.3	88.2

Operating income	221.2	175.0	62.2
Interest expense	(129.6)	(51.1)	(27.7)
Gain on discharge of debt	—	1,482.8	—
Fresh start accounting adjustments	—	(609.6)	—
Other income (expenses), net	2.4	(19.9)	(29.4)

Income before income taxes and effect of a cumulative change in accounting principle	94.0	977.2	5.1
Income tax benefit (expense)	(32.3)	5.5	9.8

Income before effect of a cumulative change in accounting principle	61.7	982.7	14.9
Cumulative effect of change in accounting principles	—	(2,205.4)	—

Net income (loss)	$61.7	$(1,222.7)	$14.9

Results as a Percentage of Revenue
Revenue	100.0%	100.0%	100.0%

Compensation expenses	57.8	57.6	56.9
Accident claims expense and professional liability expenses	6.2	6.8	7.4
Vehicle related costs	6.0	6.2	6.1
Occupancy costs	4.4	4.5	4.6
Fuel expense	3.9	3.8	3.7
Other operating expense	10.8	10.9	11.8

EBITDA	10.9	10.2	9.5
Depreciation	5.7	6.2	6.1
Amortization	0.4	0.1	2.0

Operating income	4.8%	3.9%	1.4%

Revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
				Percentage
	Year Ended			Increase (Decrease)
	2004	2003	2002	Year 2004 Over 2003	Year 2003 Over 2002
Education services	$1,495.8	$1,499.7	$1,479.7	(0.3)%	1.4%
Public transit services	300.5	283.1	309.5	6.1	(8.5)
Greyhound	1,230.5	1,204.2	1,223.7	2.2	(1.6)
Healthcare transportation services	1,054.8	1,015.2	987.9	3.9	2.8
Emergency management services	549.8	480.6	431.3	14.4	11.4

Total	$4,631.4	$4,482.8	$4,432.1	3.3%	1.1%

Restricted Subsidiaries	$3,648.1	$3,491.0	$3,412.2	4.5%	2.3%
Unrestricted Subsidiaries	983.3	991.8	1,019.9	(0.9)	(2.8)

Total	$4,631.4	$4,482.8	$4,432.1	3.3%	1.1%

EBITDA by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	EBITDA
				Percentage
	Year Ended			Increase (Decrease)
	2004	2003	2002	Year 2004 Over 2003	Year 2003 Over 2002
Education services	$286.7	$280.3	$272.7	2.3%	2.8%
Public transit services	8.0	16.5	(1.7)	(51.5)	NM
Greyhound	87.4	67.0	53.6	30.4	25.0
Healthcare transportation services	86.6	63.4	76.0	36.6	(16.6)
Emergency management services	36.0	29.2	20.4	23.3	43.1

Total	$504.7	$456.4	$421.0	10.6%	8.4%

Restricted Subsidiaries	$439.0	$406.4	$354.2	8.0%	14.7%
Unrestricted Subsidiaries	65.7	50.0	66.8	31.4	(25.1)

Total	$504.7	$456.4	$421.0	10.6%	8.4%

Results by business segment

Education services

Revenue in the education services segment was down slightly in fiscal 2004 compared to the year ended 2003. The effect of $101 million of lost business, approximately half of which was due to the loss of the City of Boston contract, was largely offset by new contracts, price increases and the strengthening of the Canadian currency relative to the U.S. dollar. The effect of the increase in the Canadian currency increased revenues 1.1% over 2003.

Revenue increased 1.4% from fiscal 2002 to 2003 as price increases, new contracts and additional routes more than offset the decline in revenue due to contracts that were not retained. Additionally, a strengthening of the Canadian dollar against the U.S. dollar increased revenue approximately 0.5%.

In fiscal 2004, EBITDA was $6.4 million higher than the year ended August 31, 2003. The improvement in EBITDA was due to lower accident claims costs, and a favorable Canadian exchange rate, offset somewhat by an increase in fuel prices. All of these changes had the impact of improving education services EBITDA margin to 19.2% from 18.7%.

The increase of $7.6 million in EBITDA for the year ended August 31, 2003 over the year ended August 31, 2002 was principally due to lower recruiting and training expenses, lower legal and other administrative expenses, and other reduced operating expenses, including the absence of one-time charges incurred in fiscal 2002 relating to the exit of certain contracts in Alaska.

Public Transit services

During the year ended August 31, 2004, revenue in the public transit services segment increased 6.1% principally due to the addition of routes and services. The 8.5% decrease in revenue in fiscal 2003 compared to 2002 was principally due to the loss of contracts in fiscal 2003.

In fiscal 2004, EBITDA was $8.5 million lower than the year ended 2003 due to increased accident claims costs as compared to the unusually low level experienced in 2003. Additionally, the segment incurred higher compensation expense, primarily due to driver shortages, and higher fuel costs compared to prior year. All of these items reduced the segment’s EBITDA margins to 2.7% from 5.8%.

For the year ended August 31, 2003, EBITDA increased $18.2 million over the year ended August 31, 2002. This increase was the result of a significant decline in accident claims costs of approximately $22.5 million. The segment also experienced an increase in health and welfare benefit costs, primarily driven by increased cost of medical coverage for employees.

Greyhound

Revenue increased 2.2% during the year ended August 31, 2004 in the Greyhound segment almost entirely due to a favorable Canadian currency exchange rate. Excluding the effect of foreign currency, revenue was basically flat in fiscal 2004 compared to the year ended August 31, 2003 as an increase in tour and charter revenue from new contracts was mostly offset by lower passenger revenue as we reduced miles driven. The reduction in miles driven in fiscal 2004 is due to management’s focus on improving profitability by reducing lower yielding long-distance trips, mainly through pricing actions.

The 1.6% decrease in revenue in fiscal 2003 compared to 2002 in the Greyhound segment was primarily due to the slow recovery of the travel services market and the discontinuation of the Golden State Transportation (“Golden State”) operations. Revenues from Golden State were $27.6 million in 2002.

During the year ended August 31, 2004, EBITDA in the Greyhound segment was $20.4 million better than the year ended August 31, 2003. The improvement in Greyhound’s EBITDA is primarily due to management’s continued focus on improving revenue per mile and reducing operating costs. We continued to take actions to improve revenue per bus mile by increasing ticket prices, particularly for long haul travel, shifting the mix of passengers toward higher yielding short and medium haul travel and reducing bus miles. Since over 70% of our wages are variable with bus and passenger miles, the improvement in revenue per bus mile has resulted in a reduction in compensation costs as a percent of revenue. Some of the reduction in compensation cost was offset by increases in fuel costs and accident claims costs. Overall, the initiatives taken by management have improved EBITDA margins to 7.1% in fiscal 2004 compared to 5.6% in fiscal 2003.

In the year ended August 31, 2003, EBITDA increased $13.4 million over the year ended August 31, 2002. The increase was primarily due to unusually high accident claims costs in fiscal 2002. This was partially offset by increased vehicle maintenance costs and fuel prices in 2003.

Healthcare Transportation

The 3.9% increase in revenue during the year ended August 31, 2004 in the healthcare transportation services segment is primarily due to an increase in ambulance transports which more than offset a decline in wheelchair transports. The 2.8% increase in revenue in fiscal 2003 compared to 2002 in the healthcare transportation services segment is primarily due to rate increases and improved collection and fee increases resulting in an increase in the revenue per transport recorded.

In fiscal 2004, EBITDA in the healthcare transportation services segment was $23.2 million higher than 2003 principally due to improved accident and insurance claims costs from unusually high levels in 2003. The benefit from increased revenues was offset by increases in compensation costs caused by higher wage rates and healthcare costs. Most of the wage rate increases were driven by shortages of paramedics and scheduled union wage increases. Overall, EBITDA margins have improved to 8.2% in fiscal 2004 from 6.2% in fiscal 2003.

In the year ended August 31, 2003, EBITDA decreased $12.6 million from the year ended August 31, 2002. The decrease is primarily due to an increase in accident claims costs of $31.1 million due in part to an increase of approximately $17.1 million in the actuarial estimate of the costs required to settle prior years’ accident claims, partially offset by the margin associated with the increase in revenue per transport.

Emergency Management

The 14.4% increase in revenue in the emergency management services segment during the year ended August 31, 2004 is primarily attributable to an increase in the number of patient visits from new contracts.

The 11.4% increase in revenue in fiscal 2003 compared to 2002 in the emergency management services segment is primarily due to an increase in the revenue per visit. The segment also experienced an increase in the volume of visits during 2003 because of new contracts.

The emergency management services segment EBITDA increased $6.8 million during the year ended August 31, 2004 compared to the year ended August 31, 2003. The additional contribution from increased sales more than offset an increase in compensation costs, due to the higher number of physicians needed to serve the new contract base and an increase in long-term incentive plan costs. Overall, EBITDA margins improved to 6.5% in fiscal 2004 from 6.1% in fiscal 2003.

In the year ended August 31, 2003, EBITDA was $8.8 million higher than the year ended August 31, 2002 due primarily to an increase in revenue per visit. The increase in revenue per visit is offset by an increase in physician wages and malpractice claims costs.

Restricted Subsidiaries

The 4.5% increase in the Restricted Subsidiaries’ revenue in fiscal 2004 over fiscal 2003 is due to revenue increases in public transit, healthcare transportation services, emergency management services and our Greyhound operations in Canada (“Greyhound Canada”) partially offset by a decrease in the education services segment. The 2.3% increase in the Restricted Subsidiaries’ revenue in fiscal 2003 over fiscal 2002 is due to revenue increases in education services, healthcare transportation services, emergency management services and Greyhound Canada partially offset by a decrease in the public transit segment.

The 8.0% increase in the Restricted Subsidiaries’ EBITDA in fiscal 2004 over fiscal 2003 is due to increases in education services, healthcare transportation services, emergency management services and Greyhound Canada partially offset by a decrease in the public transit segment. The 14.7% increase in the Restricted Subsidiaries’ EBITDA in fiscal 2003 over fiscal 2002 is due to education services, healthcare transportation services, emergency management services and Greyhound Canada partially offset by a decrease in the public transit segment.

Unrestricted Subsidiaries

The Unrestricted Subsidiaries’ revenue was down slightly in fiscal 2004 compared to fiscal 2003. A decline in passengers and passenger miles was partially offset by an increase in prices. The declines were principally in the low yielding long-haul trip distances. Revenue for the Unrestricted Subsidiaries declined 2.8% in fiscal 2003 compared to fiscal 2002 primarily due to the slow recovery of the travel services market and the discontinuation of the Golden State operations.

Fiscal 2004 EBITDA for the Unrestricted Subsidiaries was $15.7 million higher than fiscal 2003 due to improved revenue per mile and reduced operating costs. Efforts to reduce bus miles resulted in a decrease in expenses. EBITDA declined $16.8 million in fiscal 2003 compared to fiscal 2002 primarily due to lower revenues combined with increased vehicle operating costs.

Depreciation expense

Depreciation expense during fiscal 2004 decreased $11.0 million over fiscal 2003, reflecting an $8.3 million decrease in depreciation for the Restricted Subsidiaries and a $2.7 million decrease in depreciation for the Unrestricted Subsidiaries. The decline in the Restricted Subsidiaries depreciation is principally due to a slight increase in the estimated useful lives of certain model school buses, which was partially offset by increased depreciation due to the write up, in fresh start accounting, of the school bus fleet. The decline in the Unrestricted Subsidiaries is principally due to the revaluation of property and equipment that occurred under fresh start accounting.

Depreciation expense for the year ended August 31, 2003 was $276.1 million, $5.5 million higher than the year ended August 31, 2002 due to equipment purchases (mostly vehicles) during the year that were more expensive than the original cost of the equipment being replaced.

Amortization expense

Amortization expense for fiscal 2004, increased $13.1 million compared to fiscal 2003. Amortization is primarily related to customer contracts capitalized under fresh start accounting with principally all of the amortization expense being recorded by the Restricted Subsidiaries.

Amortization expense in fiscal 2002 primarily related to amortization of goodwill prior to the change in accounting for goodwill discussed below in “Cumulative effect of change in accounting principle.”

Interest expense

Interest expense increased $78.5 million in fiscal 2004 compared to fiscal 2003. The increase is primarily due to interest incurred on long-term debt associated with our senior secured credit facility and the senior notes, both of which were only outstanding for approximately three months of fiscal 2003. Interest expense for the Unrestricted Subsidiaries increased $8.2 million due to a higher effective interest rate on debt that was adjusted to fair value under fresh start accounting.

In the combined year ended August 31, 2003, interest expense increased to $51.1 million from $27.7 million in the year ended August 31, 2002. The increase is primarily due to interest incurred on long-term debt associated with our senior secured credit facility and the senior notes. No interest expense was incurred on pre-petition debt of the Debtors for the nine months ended May 31, 2003 and for the year ended August 31, 2002. The total interest on pre-petition debt that was not incurred during fiscal 2003 was approximately $214.1 million, compared to $274.2 million for fiscal 2002.

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

Fresh Start accounting adjustments

We applied fresh start accounting as of June 1, 2003 pursuant to the guidance provided by SOP 90-7. In accordance with the principles of fresh start accounting, we have adjusted our assets and liabilities to their estimated fair values as of June 1, 2003 with the excess of our reorganization value over the fair value of our tangible and identifiable intangible assets reported as goodwill in the Consolidated Balance Sheets. The net effect of all fresh start accounting adjustments resulted in a loss of $609.6 million, which is reflected in the Predecessor Company’s results for the period from September 1, 2002 through May 31, 2003.

Other income (expenses), net

Other income net was $2.4 million for the year ended August 31, 2004 and was primarily related to reimbursements of legal fees expensed in previous periods to defend former directors and officers of the Predecessor Company.

Other expenses, net of $19.9 million in fiscal 2003 was mostly due to financing, accounting, legal and consulting services incurred by the Predecessor Company during the reorganization process partially offset by $12.5 million of income related to the settlement of certain bondholder actions. Other expenses, net of $29.4 million in fiscal 2002 were mostly due to financing, accounting, legal and consulting services incurred by the Predecessor Company during the reorganization process.

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

Income taxes

Income tax expense for the year ended August 31, 2004 was $32.3 million or 34% of income before taxes. The 2004 tax provision includes a one-time benefit of $6.6 million due to a change in the Canadian tax rate; otherwise, income tax expense would have been $38.9 million or 41% of income before taxes. The income tax benefit for the year ended August 31, 2003 was $5.5 million compared to $9.8 million in the year ended August 31, 2002. The Company recognized a $10.0 million tax benefit on the loss incurred during the three months ended August 31, 2003, while tax expense for the first nine months of 2003 and all of 2002 principally represented estimated cash taxes as the Predecessor Company had established a full valuation allowance against its net deferred tax assets. Additionally, the Predecessor Company reduced reserves in 2002 that were previously set up regarding U.S. Internal Revenue Services (“IRS”) audits because the IRS filed an amended claim in the Predecessor Company’s restructuring proceedings that was less than the previous claim filed.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $57.7 million to $158.0 million on August 31, 2004. The cash build up at August 31, 2004 anticipates a cash outflow during the first quarter of fiscal 2005 due to the cyclical nature of cash flows from our education services segment. Significant cash outflows occur at the start of the school year creating a lag between the cash expended to provide services and the collection of receivables related to those services. Likewise, collection of cash in the fourth quarter exceeds the outlay of cash due to the school vacation season.

Cash provided by operating activities was $390.0 million for the year ended August 31, 2004. Working capital, excluding the current portion of long-term debt, increased from $322.6 million on August 31, 2003 to $381.7 million on August 31, 2004. Accounts receivable increased $18.2 million primarily driven by increased revenues in our healthcare businesses. Other current assets decreased by $12.7 million to $47.4 million at August 31, 2004 primarily due to the timing of payments for insurance premiums. Accrued expenses were up $29.2 million from August 31, 2003, primarily due to an increase in the current portion of insurance claims and increases in payroll and benefits accruals.

Of the $224.9 million expended on property and equipment in fiscal 2004, 73% was spent on vehicles (primarily school buses), while the remaining 27% was spent on facilities, information technology and other equipment.

The $28.9 million net increase in investments (which consist of restricted cash and cash equivalents, short-term deposits and marketable securities and long-term investments) was due to a $93 million increase in insurance investments partially offset by a reduction in performance bond collateral. The increase in the insurance related investments was principally to support the increase in claims liabilities and professional liability reserves. The amount of performance bond collateral was reduced as a result of the Company’s improved financial condition upon emerging from bankruptcy.

Net debt payments of $71.2 million consist of the $25.0 million principal payment on the Term B Facility, a $30.1 million payment under the Greyhound Facility and a $16.1 million net reduction in other notes and capital leases.

We believe that borrowings under the revolving credit facility of the senior secured credit facility, together with existing cash and cash flow from operations, will be sufficient to fund our anticipated capital expenditures and working capital requirements.

Senior Secured Credit Facility; Senior Notes

Upon emergence from chapter 11, in June 2003, we established a new $825.0 million senior secured credit facility (the “Exit Facility”). The Exit Facility consists of a $625.0 million Term B facility (the “Term B Facility”) due June 2009 ($100.0 million of the proceeds from the Term B Facility is cash collateral for a $100.0 million letters of credit facility) and a $200.0 million senior secured revolving credit facility (the “Revolver”) due June 2008. The Term B Facility, as amended, provides for mandatory $6.25 million quarterly principal repayments through March 2008 followed by four $125.0 million quarterly installments. Interest paid on the Term B Facility is charged at either Base Rate + 2.75% or LIBOR +3.75%. A 1% prepayment premium may be payable should the Company prepay the Term B Facility prior to December 17, 2004. The Term B Facility and the Revolver are guaranteed, for the U.S. dollar borrowings, by us and all of our U.S. subsidiaries, except Greyhound Lines, Inc. (“Greyhound Lines”) and any of our subsidiaries that are in the business of insurance and for the Canadian dollar borrowings, by the guarantors of the U.S. dollar borrowings and the Canadian subsidiaries (except subsidiaries incorporated under the laws of British Columbia). The Exit Facility is secured, on a senior secured basis, by our assets and the assets of all of our subsidiaries, except Greyhound Lines and any of our subsidiaries that are in the business of insurance.

In fiscal 2004 we entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because we are required, under the Term B Facility, to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

The Revolver, with a $35.0 million letter of credit sub-facility, a $35.0 million sub-limit for Canadian dollar borrowings and a $20 million sub-limit for Canadian dollar letters of credit for use by the Canadian subsidiaries of the Company, was established to fund the Company’s working capital and letter of credit needs. Interest is determined by reference to a leverage ratio, as defined in the senior credit facility agreement. Interest rates are available at a range of rates as follows: Base Rate +3.25% to 3.75%; LIBOR Rate +4.25% to 4.75%; Bankers Acceptance Rate +4.25% to 4.75%. The LIBOR rate is subject to a 2.00% floor. Under the revolver, as of August 31, 2004, there were no cash borrowings, issued letters of credit of $43.2 million and $66.0 million was reserved for guarantee obligations on Greyhound vehicle leases, leaving availability of $90.8 million.

Under the terms of the Exit Facility the Company is required to meet certain financial covenants, including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of August 31, 2004, the Company was in compliance with all such covenants.

In addition, in June 2003 the Company issued $406.0 million aggregate principal amount of 10.75% Senior Notes due 2011 at a discount for net proceeds of approximately $400.6 million. The notes bear interest at a rate of 10.75% payable semi-annually each December 15 and June 15. The Company may redeem all of the notes at any time after June 15, 2007 at redemption prices of 105.375% until June 15, 2008 and 102.688% until June 15, 2009 at which time they are redeemable at 100%. The notes are guaranteed by all Restricted Subsidiaries, other than the Canadian subsidiaries and any subsidiaries that are in the business of insurance.

The Greyhound 11½% Senior Notes

The Greyhound 11½% Senior Notes due 2007 (the “11½% Senior Notes”) bear interest at the rate of 11½% per annum, payable each April 15 and October 15. On June 1, 2003, the 11½% Senior Notes were recorded at the notes’ estimated fair value of $113.4 million, resulting in a 20.8% effective interest rate. The 11½% Senior Notes are redeemable at the option of Greyhound in whole or in part, at a redemption price of 101.917% until April 15, 2005 at which time they are redeemable at their $150 million par value, plus any accrued but unpaid interest. The 11½% Senior Note indenture contains certain covenants that, among other things, limit the ability of Greyhound to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of August 31, 2004, Greyhound was in compliance with all such covenants.

Greyhound Facility

Greyhound Lines is party to a revolving credit facility to fund working capital needs and for general corporate purposes (the “Greyhound Facility”) that expires on October 24, 2006. Greyhound Lines has the option to elect to extend the maturity date an additional year to October 24, 2007 provided that certain terms and conditions are met. Letters of credit or borrowings are available under the Greyhound Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at August 31, 2004, aggregated to $107.1 million), subject to a maximum of $125.0 million, inclusive of a $70.0 million letter of credit sub-facility. As of August 31, 2004, Greyhound Lines had no cash borrowings under the Greyhound Facility, issued letters of $61.6 million and had availability of $45.5 million.

Borrowings under the Greyhound Facility are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should Greyhound Lines terminate the facility before October 25, 2005; if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium.

The Greyhound Facility is secured by liens on substantially all of the assets of Greyhound Lines and the stock and assets of certain of its subsidiaries. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw International, Inc. Although Greyhound Lines’ most recent financial forecast indicates they will remain in compliance with the financial covenants under the Greyhound Facility, further increases in fuel prices, continued softness in discretionary travel or other unforeseen events or changes in assumptions may occur and result in material differences between Greyhound Lines’ future results and the current financial forecast. Those differences could result in management concluding in the future that Greyhound Lines may not be able to remain in compliance with the financial covenants under the Greyhound Facility.

As described in Item 3 “Legal Proceedings”, in August 2004, Greyhound Lines became aware of proceedings brought in Georgia state court seeking to enforce a default garnishment judgment. The garnishment alleges that Greyhound Lines is liable in an underlying Default Judgment in the amount of over $15 million. Greyhound Lines intends to vigorously defend its interests in the litigation. Although Greyhound Lines is seeking to overturn the Default Judgment, unless and until it is declared void, stayed, bonded or paid, the Default Judgment could be deemed to be an event of default under the Greyhound Facility. To date, Greyhound Lines’ lenders have indicated they do not wish to give notice of default or accelerate the repayment of Greyhound Lines’ outstanding obligations under the Greyhound Facility. Any accelerated repayment of Greyhound Lines’ indebtedness could cause defaults under Greyhound Lines’ other debt agreements and force Greyhound Lines to refinance and/or renegotiate all or a significant portion of its outstanding indebtedness. Should the Greyhound Facility be accelerated and Greyhound Lines is unable to renegotiate or refinance its outstanding indebtedness, then Greyhound Lines may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. If the “going concern” basis on which Greyhound Lines’ consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound Lines. Accordingly, if such changes were made to Greyhound Lines’ consolidated financial statements, significant adjustments would be required to the Company’s consolidated financial statements.

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

However, should Greyhound Lines be unable to continue as a going concern, the Company may be required to honor certain of Greyhound Lines’ lease commitments and pension obligations. The Company’s management believes that any required expenditures with respect to such liabilities would not materially impact the Company’s financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

As described in Note 21 “Commitments and contingencies” of the Notes to the Consolidated Financial Statements, we have entered into vehicle operating leases that contain residual value guarantees. The residual value guarantees were included as part of these operating leases in order to reduce the leasing costs for these leases. Of those leases that contain these residual value guarantees, the aggregate residual value at lease expiration is $134.3 million of which we have guaranteed $84.6 million. At August 31, 2004, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $3.9 million and has established appropriate reserves for this estimated liability.

Contractual obligations

We have entered into certain contractual obligations that will require various payments over future periods as follows ($ in millions):

		Scheduled payments in fiscal years
	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt*	$1,166.4	$28.9	$206.8	$520.4	$410.3
Interest on long-term debt**	471.0	94.7	177.2	120.9	78.2
Capital lease obligation	17.8	7.5	10.0	0.2	0.1
Operating lease obligation	418.7	132.3	152.0	69.5	64.9
Purchase orders	18.3	18.3	—	—	—
Pension Obligation	13.7	13.7	—	—	—
Director and Officer trust fund	3.0	3.0	—	—	—

Total	$2,108.9	$298.4	$546.0	$711.0	$553.5

*	Excluding capital lease obligations. Timing of Greyhound’s debt obligations could be accelerated – Refer to the discussion of the Greyhound Facility in the “Liquidity and Capital Resources” section.

**	For variable rate debt we used the interest rate in effect at August 31, 2004 for all periods presented.

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

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs and ultimate court awards. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Revenue Recognition in the Healthcare Services Businesses

A significant portion of the revenue in our healthcare services businesses is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual allowances). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). We record our healthcare services revenue net of an estimated provision for the contractual allowances and uncompensated care.

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

Income Tax Valuation Allowance

We have significant net deferred tax assets resulting from net operating losses (“NOL”), and interest deduction carry forwards and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. At August 31, 2004, management concluded that it was more likely than not that $305.1 million of deferred tax assets would not be realized and, as a result, has recorded a valuation allowance for that amount. Certain future events may result in a reduction of the valuation allowance. Any reduction would reduce goodwill and other intangibles in existence at fresh start and, thereafter, would be reported as an addition to additional paid in capital.

Pension

Our obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increases as determined by management. We determine the discount rate based upon yields available on quality long-term corporate bonds (generally by reference to the Moody’s Aa bond index and similar U.S. and Canadian bond indices). For the year ended August 31, 2004, we assumed a 6.25% discount rate. A 25 basis point increase or decrease in last year’s discount rate would have increased or decreased our annual pension expense by approximately $2.4 million.

The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. The assumptions and factors we use may differ materially from actual return on our plan assets. For the year ended August 31, 2004, we assumed a 7.45% long-term rate of return on our plan assets. A 25 basis point increase or decrease in the long-term rate of return would have increased or decreased our annual pension expense by approximately $1.8 million.

Our rate of increase in future compensation levels is based primarily on labor contracts currently in effect with our employees under collective bargaining agreements and expected future pay rate increases for other employees. In addition, our actuarial consultants also use factors to estimate such items as retirement age and mortality tables, which are primarily based upon historical plan experience. These assumptions may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may significantly impact the amount of our pension obligation and expense.

Contingencies

As discussed in Note 20 – Legal proceedings and Note 21 — Commitments and contingencies of the Notes to Consolidated Financial Statements, management may not be able to make a reasonable estimate of liabilities that result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse affect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

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

Commodity Prices. We currently have exposure to commodity risk from our fuel inventory and advance purchase commitments for fuel. At August 31, 2004, we had an inventory of fuel of 2.8 million gallons and advance purchase commitments to purchase an additional 11.8 million gallons of fuel. A 10% increase or decrease in fuel costs would not have a material effect on this commitment.

In fiscal 2005 we anticipate that approximately 33% of our fuel usage will be protected from price fluctuations through contract escalation clauses and the forward fuel purchase contracts presently entered into. In fiscal 2004 we purchased 150.8 million gallons of fuel at a cost of $182.1 million. A 10% increase or decrease in the cost of fuel on our 2004 fuel usage, assuming 67% was unprotected, would have had a $12.2 million effect on our fuel costs.

Investment Prices. We currently have exposure in the market price of our equity investments. At August 31, 2004, we had $46.3 million of equity investments. A 10% decrease in the market price of our equity security investment would have a $4.6 million effect on the total fair value of our investment.

Foreign Exchange. We currently conduct approximately 9% of our business in Canada and have exposure to changes in the Canadian dollar relative to the U.S dollar. A 10% change in the Canadian foreign currency exchange rate would affect our operating revenue by approximately $41 million, our operating income by approximately $3 million and our total assets by approximately $37 million.

Interest Rate Sensitivity. We currently have exposure to interest rates from our long-term debt and debt securities held in our investment portfolio.

At August 31,2004, we had $593.8 million of floating rate debt, of which $483.8 million was subject to a 1.75% LIBOR floor. A 10% increase in variable interest rates would increase our future interest expense and decrease our future cash flows by $0.8 million. Due to the Libor floor, a 10% decrease in variable interest rates would not materially affect our future interest expense.

The market risk of our fixed-rate long-term debt is estimated to be approximately $2.5 million due to a potential increase in fair value resulting from a hypothetical 10% decrease in interest rates.

At August 31, 2004, we had $306.9 million of investments in debt securities. A 50 basis point increase or decrease in interest rates would have a $5 million effect on the total fair value of our investments in debt securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

On November 10, 2004 we announced the need to restate deferred tax expense for our second fiscal quarter of 2004. As part of our year-end processes and procedures to determine the Company’s annual tax provision, management identified a $6.6 million increase in our Canadian deferred tax assets and a corresponding tax benefit to reflect a change in the Ontario, Canada provincial tax rates. As the rate changes became effective in our second fiscal quarter, the $6.6 million tax benefit should have been reflected as a reduction of our second quarter tax expense. However, the adjustment was not reflected in our originally reported second quarter results because our internal control over financial reporting did not include quarterly procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred.

Management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No.2. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management’s conclusion is that the noted control deficiency surrounding the calculation of the quarterly tax provision constitutes a material weakness, since, if not corrected, would more than likely result in a material misstatement in future quarterly financial statements if further tax rate changes are passed by a taxing authority in a jurisdiction in which we conduct business. Management has also concluded that this material weakness only relates to the controls and procedures for our quarterly control process, and that internal control over financial reporting for annual periods provide for the verification and adjustment, if needed, of the effective tax rates used by us and therefore operate at a reasonable assurance level.

Going forward, management’s quarterly controls and procedures have been strengthened to require verification of applicable tax rates and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in the jurisdictions in which we conduct business.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. The material weakness described above that existed during our quarterly financial closing process has been remediated and our year-end financial closing process detected the existence of the weakness, therefore, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2004, the end of the period covered by this report. In addition, in light of the implementation of the new corrective measures described above, our Chief Executive Officer and Chief Financial Officer believe, as of the date of this report, management has taken appropriate action to strengthen our internal controls over financial reporting relating to the quarterly tax calculation process and has remediated this material weakness.

Except as stated above, there have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the Company’s 2005 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee members and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Committees of the Board — Audit Committee and Independent Auditors” in our Proxy Statement.

The information required by this item with respect to our code of business ethics is incorporated herein by reference from the information provided under the heading “Statement Code of Business Conduct and Ethics and Supplemental Code of Ethics” in our Proxy Statement.

The information required by this item regarding material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Committees of the Board — Nominating and Corporate Governance Committee” in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and, except for the information under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding any disclosable relationships and related transactions of directors and officers will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to our audit committee’s pre-approval policies and procedures is incorporated by reference herein by reference from the information provided under the heading “Audit Committee and Independent Auditors — Pre-Approval Policies and Procedures” of our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements on page F-1 and (c) below.

(b) Reports on Form 8-K

     None

(c) Exhibits

2.1	Third Amended Joint Plan of Reorganization of Laidlaw USA, Inc. and its Debtor Affiliates dated January 23, 2003 (filed as Exhibit 2.1 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.2	Modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.2 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.3	Second modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.3 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Laidlaw International, Inc. (filed as Exhibit 4.1 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.2	By-laws of Laidlaw International, Inc. (filed as Exhibit 4.2 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.1	Rights agreement, dated as of June 23, 2003, by and between Laidlaw International, Inc. and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.3 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.2	Indenture dated as of June 3, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas, relating to the 10 3/4% Senior Notes due 2011 (filed as Exhibit 4.1 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 18, 2003 between Laidlaw International, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

4.4	Indenture, dated April 16, 1997, by and among Greyhound Lines, Inc., the Guarantors and PNC Bank, N.A., as Trustee (filed as an exhibit to Greyhound Lines, Inc. Registration Statement on Form S-4 regarding the Greyhound 11 1/2% Series B Senior Notes and incorporated herein by reference).

4.5	First Supplemental Indenture dated as of July 9, 1997 between Greyhound Lines, Inc. and PNC Bank, N.A. as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6	Second Supplemental Indenture dated as of August 25, 1997 between Greyhound Lines, Inc. and PNC Bank, N.A. as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.7	Third Supplemental Indenture dated as of February 1, 1999 between Greyhound Lines, Inc. and Chase Manhattan Trust Company as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

4.8	Fourth Supplemental Indenture dated as of May 14, 1999, between Greyhound Lines, Inc. and Chase Manhattan Trust Company as Trustee (filed as an exhibit to Greyhound Lines, Inc. Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.1	Laidlaw International, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).*

10.2	Laidlaw International, Inc. Supplemental Executive Retirement Plans (filed as Exhibit 10.2 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.3	Credit Agreement dated as of June 19, 2003 among Laidlaw International, Inc., and others, as Borrowers and the financial institutions named therein (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.4	Amendment dated as of June 26, 2003 to the credit agreement dated as of June 19, 2003 (filed as Exhibit 10.4 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.5	Agreement made as of June 18, 2003 between Laidlaw Inc. and others and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.6	Tax sharing agreement among Laidlaw International, Inc. and its U.S. subsidiaries entered into as of June 23, 2003 (filed as Exhibit 10.6 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).

10.7	Employment agreement between Kevin E. Benson and Laidlaw Inc. effective the 16th day of September, 2002 (filed as Exhibit 10.7 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.8	Amendment to Employment Agreement between Kevin E. Benson and Laidlaw International, Inc. effective as of August 20, 2004.*

10.9	Change in Control Severance Agreement between Kevin E. Benson and Laidlaw Inc (filed as Exhibit 10.8 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.10	Employment agreement between Douglas A. Carty and Laidlaw Inc. effective the 9th day of December, 2002 (filed as Exhibit 10.9 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.11	Amendment to Employment Agreement between Douglas A. Carty and Laidlaw International, Inc. effective August 20, 2004.*

10.12	Change in Control Severance Agreement between Douglas A. Carty and Laidlaw Inc. (filed as Exhibit 10.10 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.13	Employment Agreement between Beth Byster Corvino and Laidlaw International, Inc. effective August 20, 2004.*

10.14	Change in Control Severance Agreement between Beth Byster Corvino and Laidlaw International, Inc. dated March 11, 2004.*

10.15	Employment Agreement between Jeffrey W. Sanders and Laidlaw International, Inc. effective August 20, 2004.*

10.16	Change of Control Severance Agreement between Jeffrey W. Sanders and Laidlaw International, Inc. effective August 20, 2004.*

10.17	Employment Agreement between Jeffery A. McDougle and Laidlaw International, Inc. effective August 20, 2004.*

10.18	Change of Control Severance Agreement between Jeffery A. McDougle and Laidlaw International, Inc. effective August 20, 2004.*

10.19	Employment agreement among Laidlaw Inc., American Medical Response, Inc. and EmCare Holdings, Inc. and William A. Sanger effective October 1, 2002 (filed as Exhibit 10.11 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.20	Employment agreement between EmCare Holdings, Inc. and Don S. Harvey effective April 1, 2003 (filed as Exhibit 10.12 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.21	Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the financial institutions named as lenders, and Foothill Capital Corporation as Agent, dated as of May 14, 2003 (filed by Greyhound Lines, Inc. as a current report on Form 8-K dated May 21, 2003 and incorporated herein by reference).

10.22	Amendment No. 1 to Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc. as borrower, the Financial Institutions named as lenders, and Wells Fargo Foothill, Inc, as Agent dated as of July 6, 2004 (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended May 31, 2004 and incorporated herein by reference).

10.23	Amendment No. 2 to Credit Agreement, dated as of December 17, 2003, among Laidlaw International, Inc., certain of its subsidiaries and the financial institutions named herein (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended November 30, 2003 and incorporated herein by reference).

10.24	Amendment No. 3 to Credit Agreement, dated as of January 28, 2004, among Laidlaw International, Inc., certain of its subsidiaries and the financial institutions named herein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-112309) and incorporated herein by reference).

10.25	Indemnification agreement between Laidlaw International, Inc. and its Directors and Officers (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended May 31, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the registrant.

23.1	Consent of Pricewaterhouse Coopers LLP

23.2	Consent of Pricewaterhouse Coopers LLP

23.3	Consent of Pricewaterhouse Coopers LLP

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

LAIDLAW INTERNATIONAL, INC.
By: /s/ Kevin E. Benson
Kevin E. Benson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on November 15, 2004 by the following persons on behalf of the registrant in the capacities below.

Signature	Title
/s/ Kevin E. Benson	President, Chief Executive Officer and Director
Kevin E. Benson	(Principal Executive Officer)

/s/ Douglas A. Carty	Senior Vice President and Chief Financial
Douglas A. Carty	Officer (Principal Financial Officer)

/s/ Jeffrey W. Sanders	Vice President, Corporate Development and
Jeffrey W. Sanders	Controller (Principal Accounting Officer)

John F. Chlebowski*	Director

James H. Dickerson, Jr. *	Director

Lawrence M. Nagin*	Director

Richard R. Randazzo*	Director

Maria A. Sastre*	Director

Peter E. Stangl*	Director

Carroll R. Wetzel, Jr.*	Director

*By /s/ D.A. Carty

Douglas A. Carty
As Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS
LAIDLAW INTERNATIONAL, INC.

Reports of Independent Registered Accounting Firm and Independent Auditors	F-2
Consolidated Balance Sheets as of August 31, 2004 and 2003	F-4
Consolidated Statements of Operations for the year ended August 31, 2004, the periods June 1, 2003 through August 31, 2003 and September 1, 2002 through May 31, 2003 and for the year ended August 31, 2002
F-6
Consolidated Statements of Shareholders’ Equity for the year ended August 31, 2004, the periods June 1, 2003 through August 31, 2003 and September 1, 2002 through May 31, 2003 and for the year ended August 31, 2002
F-7
Consolidated Statements of Cash Flows for the year ended August 31, 2004, the periods June 1, 2003 through August 31, 2003 and September 1, 2002 through May 31, 2003 and for the year ended August 31, 2002
F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Laidlaw International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laidlaw International, Inc. at August 31, 2004, and the results of its operations and its cash flows for the year ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Chicago, Illinois November 9, 2004

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Laidlaw International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laidlaw International, Inc. at August 31, 2003, and the results of its operations and its cash flows for the period from June 1, 2003 through August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Western District of New York confirmed the Company’s reorganization plan (the “plan”) on February 27, 2003. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before June 28, 2001 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was implemented in June 2003 and the Company emerged from bankruptcy. In connection with the emergence from bankruptcy, the Company adopted fresh start accounting as of June 1, 2003.

PricewaterhouseCoopers LLP Chartered Accountants Mississauga, Ontario November 18, 2003

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Laidlaw International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Laidlaw Inc. for each of the periods from September 1, 2002 through May 31, 2003 and the year ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on June 28, 2001 with the United States Bankruptcy Court for the Western District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s reorganization plan was implemented in June 2003 and the Company emerged from bankruptcy. In connection with the emergence from bankruptcy, the Company adopted fresh start accounting.

As described in Note 8 to the consolidated financial statements, on September 1, 2002, Laidlaw Inc. changed its method of accounting for goodwill.

PricewaterhouseCoopers LLP Chartered Accountants Mississauga, Ontario November 18, 2003

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

	August 31,	August 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$158.0	$100.3
Restricted cash and cash equivalents	95.0	39.4
Short-term deposits and marketable securities	17.4	42.0
Accounts receivable	588.0	569.8
Parts and supplies	50.6	50.2
Deferred income tax assets	75.5	86.2
Other current assets	47.4	60.1

Total current assets	1,031.9	948.0

Long-term investments	608.6	612.1

Property and equipment	1,625.8	1,669.8

Other assets
Goodwill	139.1	183.1
Contracts and customer relationships	203.0	216.9
Deferred income tax assets	228.5	203.2
Deferred charges and other assets	68.3	78.2

	638.9	681.4

Total assets	$3,905.2	$3,911.3

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	August 31,	August 31,
	2004	2003
LIABILITIES
Current liabilities
Accounts payable	$115.0	$119.4
Accrued liabilities	535.2	506.0
Current portion of long-term debt	36.4	69.4

Total current liabilities	686.6	694.8

Long-term debt	1,114.2	1,145.1
Pension liability	188.3	225.7
Other long-term liabilities	539.6	555.4

Total liabilities	2,528.7	2,621.0

Commitments and contingencies (Notes 10, 11, 20 and 21)

SHAREHOLDERS’ EQUITY
Common shares; $0.01 par value per share; issued and outstanding 103,806,110 (August 31, 2003 – 103,777,422)	1.0	1.0
Additional paid in capital	1,360.9	1,358.3
Common shares held in trust; 3,777,419 issued	(50.0)	(50.0)
Accumulated other comprehensive income (loss)	12.8	(9.1)
Retained earnings (deficit)	51.8	(9.9)

Total shareholders’ equity	1,376.5	1,290.3

Total liabilities and shareholders’ equity	$3,905.2	$3,911.3

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
	2004	2003	2003	2002
Revenue	$4,631.4	$997.1	$3,485.7	$4,432.1

Compensation expense	2,678.0	581.7	2,001.1	2,523.0
Accident claims and professional liability expenses	288.3	62.9	241.4	325.8
Vehicle related costs	279.3	74.8	202.4	272.5
Occupancy costs	203.4	51.4	150.4	202.2
Fuel expense	182.1	36.7	133.4	163.0
Depreciation	265.1	47.7	228.4	270.6
Amortization	18.4	4.4	0.9	88.2
Other operating expenses	495.6	126.0	364.2	524.6

Operating income	221.2	11.5	163.5	62.2

Interest expense	(129.6)	(31.5)	(19.6)	(27.7)
Gain on discharge of debt	—	—	1,482.8	—
Fresh start accounting adjustments	—	—	(609.6)	—
Other income (expenses), net	2.4	0.1	(20.0)	(29.4)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	94.0	(19.9)	997.1	5.1
Income tax benefit (expense)	(32.3)	10.0	(4.5)	9.8

Income (loss) before cumulative effect of a change in accounting principle	61.7	(9.9)	992.6	14.9
Cumulative effect of a change in accounting principle	—	—	(2,205.4)	—

Net income (loss)	$61.7	$(9.9)	$(1,212.8)	$14.9

Basic earnings (loss) per share
Income (loss) before cumulative effect of a change in accounting principle	$0.62	$(0.10)	$3.05	$0.05
Cumulative effect of a change in accounting principle	—	—	(6.77)	—

Net income (loss)	$0.62	$(0.10)	$(3.72)	$0.05

Diluted earnings (loss) per share
Income (loss) before cumulative effect of a change in accounting principle	$0.59	$(0.10)	$3.05	$0.05
Cumulative effect of a change in accounting principle	—	—	(6.77)	—

Net income (loss)	$0.59	$(0.10)	$(3.72)	$0.05

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in millions)

									Accumulated
				Additional				Retained	Other	Total
	Common Shares			Paid in		Preference Shares		Earnings	Comprehensive	Comprehensive
Predecessor Company	# of shares		Amount	Capital		# of shares	Amount	(Deficit)	Income (Loss)	Income (Loss)
Balance at August 31, 2001	325,927,870		$2,222.6	$—		528,770	$7.9	$(1,032.6)	$(168.4)
Net income	—		—	—		—	—	14.9	—	$14.9
Other comprehensive income (loss):
Net change in unrealized gain (loss) on security holdings	—		—	—		—	—	—	3.7	3.7
Foreign currency translation adjustment	—		—	—		—	—	—	(2.1)	(2.1)
Minimum pension liability adjustment	—		—	—		—	—	—	(91.9)	(91.9)

Total comprehensive loss										$(75.4)

Balance at August 31, 2002	325,927,870		$2,222.6	$—		528,770	$7.9	$(1,017.7)	$(258.7)
Net loss	—		—	—		—	—	(1,212.8)**	—	$(1,212.8)**
Other comprehensive income (loss):
Net change in unrealized gain (loss) on security holdings	—		—	—		—	—	—	9.2	9.2
Foreign currency translation adjustment	—		—	—		—	—	—	46.2	46.2
Minimum pension liability adjustment	—		—	—		—	—	—	(176.4)	(176.4)

Total comprehensive loss										$(1,333.8)**

Balance at May 31, 2003	325,927,870		$2,222.6	$—		528,770	$7.9	$(2,230.5)	$(379.7)

Fresh Start adjustments	(325,927,870)		(2,222.6)	—		(528,770)	(7.9)	2,230.5	379.7
Distribution of new common shares	100,000,003	*	1.0	1,308.3	*	—	—	—	—

Laidlaw International, Inc.:
Balance, Fresh start June 1, 2003	100,000,003	*	1.0	1,308.3	*	—	—	—	—
Net loss	—		—	—		—	—	(9.9)	—	$(9.9)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on security holdings	—		—	—		—	—	—	(6.5)	(6.5)
Foreign currency translation adjustment	—		—	—		—	—	—	(2.6)	(2.6)

Total comprehensive loss										$(19.0)

Balance at August 31, 2003	100,000,003	*	$1.0	$1,308.3	*	—	$—	$(9.9)	$(9.1)
Net income	—		—	—		—	—	61.7	—	$61.7
Stock based compensation	28,688		—	2.6		—	—	—	—	—
Other comprehensive income (loss):
Net change in unrealized gain (loss) on security holdings and interest rate swap	—		—	—		—	—	—	4.5	4.5
Foreign currency translation adjustment	—		—	—		—	—	—	17.4	17.4

Total comprehensive income										$83.6

Balance at August 31, 2004	100,028,691	*	$1.0	$1,310.9	*	—	$—	$51.8	$12.8

* Net of 3,777,419 common shares held in trust

** Adjusted to include Fresh Start accounting adjustments and gain on discharge of debt

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
	2004	2003	2003**	2002
Operating activities
Net income (loss)	$61.7	$(9.9)	$(1,212.8)	$14.9
Items not affecting cash:
Depreciation and amortization	283.5	52.1	229.3	358.8
Deferred income taxes	29.5	(10.0)	—	—
Gain on discharge of debt	—	—	(1,482.8)	—
Fresh start accounting adjustments	—	—	609.6	—
Cumulative effect of a change in accounting principle	—	—	2,205.4	—
Loss (gain) on sale of assets	4.1	(0.8)	(4.3)	(4.2)
Other items	20.1	4.8	(3.8)	(10.4)
Increase in claims liabilities and professional liability reserves	38.0	4.7	56.1	61.6
Increase (decrease) in accrued interest	(2.7)	16.5	(4.3)	(0.5)
Pension contribution per the PBGC agreement	(50.0)	—	(50.0)	—
Increase in pension liability	12.6	0.6	0.7	—
Cash provided by (used in) financing other working capital items	3.3	129.7	(135.5)	52.2
Decrease (increase) in restricted cash and cash equivalents	(10.1)	(0.7)	0.9	(38.6)

Net cash provided by operating activities	$390.0	$187.0	$208.5	$433.8

Investing activities
Purchase of property and equipment	$(224.9)	$(90.5)	$(230.1)	$(283.3)
Proceeds from sale of property and equipment	15.8	4.4	24.6	45.5
Expended on acquisitions	(3.4)	(0.1)	(4.6)	(3.6)
Net decrease (increase) in investments	(28.9)	11.3	(151.3)	(37.1)
Net decrease (increase) in other assets	(1.3)	(1.1)	(3.2)	2.8

Net cash used in investing activities	$(242.7)	$(76.0)	$(364.6)	$(275.7)

Financing activities
Proceeds from issue of long-term debt	$239.4	$17.3	$1,207.8	$172.2
Repayments of long-term debt	(310.6)	(45.5)	(148.0)	(258.3)
Payment of financing fees	(5.3)	(3.8)	(37.5)	—
Change in other non-current liabilities	(13.1)	(2.1)	(1.3)	(9.7)
Repayment of liabilities subject to compromise	—	—	(1,185.0)	—

Net cash used in financing activities	$(89.6)	$(34.1)	$(164.0)	$(95.8)

Cash and cash equivalents – beginning of period*	100.3	23.4	343.5	281.2
Cash and cash equivalents – end of period*	$158.0	$100.3	$23.4	$343.5

* These amounts represent the unrestricted cash and cash equivalents

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

LAIDLAW INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Voluntary petition for reorganization and emergence from Chapter 11 and basis of presentation

Voluntary petition for reorganization and emergence from Chapter 11

On June 28, 2001, the predecessor company, Laidlaw Inc. (the “Predecessor Company”) and five of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. 101-1330 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Western District of New York (the “Bankruptcy Court”). The other Debtors included: Laidlaw USA, Inc., Laidlaw Investments Ltd. (“LIL”), Laidlaw International Finance Corporation, Laidlaw One, Inc., and Laidlaw Transportation, Inc. In addition, the Predecessor Company and LIL commenced Canadian insolvency proceedings under the Canada Companies’ Creditors Arrangement Act (“CCAA”) in the Ontario Superior Court of Justice in Toronto, Ontario (the “Canadian Court”). None of the Predecessor Company’s operating or insurance subsidiaries were included in the filings.

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

As part of the emergence from chapter 11, the Company obtained exit financing of approximately $1.23 billion, including $200.0 million available under a revolving line of credit (see Note 10). Approximately $1.0 billion of this financing was used to fund a portion of the distributions to the Predecessor Company’s creditors. In addition, the Company issued 100.0 million shares of new common stock for distribution to the Predecessor Company’s creditors and 3.8 million shares of new common stock to the Pension Benefit Guaranty Corporation (See Note 11). Consistent with the Plan, the Predecessor Company’s common and preference stock was cancelled upon emergence.

As a result of the Plan becoming effective, the following liabilities that were subject to compromise were discharged by the Bankruptcy Court and Canadian Court ($ in millions):

Unsecured debt	$3,203.3
Accrued interest payable	370.7
Safety-Kleen Corp. related liabilities	302.3
Derivative liabilities	89.5
Accrued liabilities	11.3

$3,977.1

As satisfaction of the liabilities subject to compromise, the Predecessor Company’s creditors received $1,185.0 million in cash and the 100.0 million common shares, with a value of $1,309.3 million. The resulting $1,482.8 million gain on discharge of debt has been recorded in the Consolidated Statement of Operations for the period from September 1, 2002 through May 31, 2003. The value of common stock of $1,309.3 million (or $13.09 per common share) issued to the Predecessor Company’s creditors pursuant to the Plan represents the net assets of the reorganized company and was the difference between the reorganization value and the fair value of liabilities of the Company immediately after the reorganization was completed. Reorganization value, the fair value of liabilities and the value of common stock as of June 1, 2003 was not materially different from those included in the projected consolidated balance sheet appearing in the Plan approved by the creditors and confirmed by the court on February 27, 2003.

Basis of presentation

The consolidated financial statements of the Company and the Predecessor Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and all figures are presented in U.S. dollars.

Pursuant to the terms of the our $406.0 million Senior Notes, we segregate the consolidated results of operations between our subsidiaries that are not a party to the agreement, comprised of our U.S. based businesses in the Greyhound segment (the “Unrestricted Subsidiaries”), and all of our remaining subsidiaries (the “Restricted Subsidiaries”).

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Fresh start accounting

The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). For financial reporting purposes, the effective date of the Plan was considered to be June 1, 2003. In accordance with the principles of fresh start accounting, the Company adjusted its assets and liabilities to their estimated fair values as of June 1, 2003 with the excess of the Company’s reorganization value over the fair value of its tangible and identifiable intangible assets reported as goodwill in the Consolidated Balance Sheets. The net effect of all fresh start accounting adjustments resulted in a loss of $609.6 million, which is reflected as an adjustment to the Predecessor Company’s results for the period from September 1, 2002 through May 31, 2003.

In accordance with SOP 90-7, management determined the reorganization value of the Company. Management determined that the reorganization value was within a range of $3.5 billion to $4.3 billion, with approximately $3.9 billion representing management’s best estimate of the Company’s reorganization value. The reorganization value was based on the consideration of many factors such as the industries in which the Company’s segments operate, the general economic conditions that impact those segments, and application of certain valuation methods, including a discounted cash flow analysis, an analysis of comparable publicly traded company multiples and a comparable acquisitions analysis. The valuation methods used to determine reorganization value utilized a number of estimates and assumptions, including projected financial information by operating segment, discount rates, terminal values utilizing both a perpetuity value of final cash flows and an earnings multiple, future tax rates and realization of interest deduction carryforwards. Many of these estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

Due to the changes in the financial structure of the Company and the application of fresh start accounting as a result of the consummation of the Plan, the consolidated financial statements of the Company issued subsequent to the Plan implementation may not be comparable with the consolidated financial statements issued by the Predecessor Company prior to the Plan implementation. A black line has been drawn on the accompanying Consolidated Financial Statements to separate and distinguish between the Company and the Predecessor Company.

Note 3 — Summary of significant accounting policies

A summary of significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company or of the Predecessor Company and all of their respective subsidiaries reported in U.S. dollars. All significant intercompany transactions and balances have been eliminated.

Revenue recognition

Revenue is recognized in the education services, public transit services and Greyhound segments at the time services are provided. Revenue collected in advance on contracts and tickets is deferred and taken into income as the services are provided.

Revenue is recognized in the healthcare transportation services and emergency management services segments (the “Healthcare Businesses”) at the time of service and is recorded net of allowances for uncompensated care and contractual allowances.

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

Long-term investments

The Company determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

Investments in shares of companies over which the Company has significant influence are accounted for by the equity method. Equity earnings are recorded to the extent that any increase in the carrying value is determined to be realizable. Other long-term investments are carried at cost.

Property and equipment

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

Goodwill

The Company’s goodwill balance represents the excess of the Company’s reorganization value over the aggregate fair value of the Company’s tangible and identifiable intangible net assets upon emergence from bankruptcy.

Effective September 1, 2002, the Predecessor Company adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” and as a result, the Predecessor Company ceased to amortize goodwill. For the year ended August 31, 2002, goodwill was amortized on a straight-line basis over 40 years. SFAS No.142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. As a result of this review, on September 1, 2002, the Predecessor Company recorded a non-cash charge in the Consolidated Statements of Operations of $2,205.4 million as a cumulative effect of change in accounting principle (See Note 8). Our review of goodwill for the year ended August 31, 2004 resulted in no change to the balance of goodwill.

Contracts and customer relationships

The Company’s contracts and customer relationships represent the amortized fair value of such assets held by the Company at June 1, 2003 (the “Fresh Start Contract Assets”) and the amortized cost of the contracts (the “Purchased Contract Assets”) purchased through acquisition subsequent to June 1, 2003. Substantially all of the revenue of the education services, public transit services, healthcare transportation services and emergency management services segments is derived from contracts. The contracts generally have terms of three to five years and historically most contracts have been renewed.

The Fresh Start Contract Assets represent, by segment, the aggregate value of the contract portfolios that existed at the fresh start date and are amortized on a straight-line basis over the average length of the contracts and the expected contract renewal periods, which range from ten to fifteen years. The straight-line method was used since the pattern of consumption of the intangible could not be reliably determined as the Fresh Start Contract Assets were valued on an aggregate basis and, therefore, as the Company renews or loses individual contracts, the Company would be unable to determine the amount of the Fresh Start Contract Asset value assigned to a specific contract. The Purchased Contract Assets are amortized on a straight-line basis over the length of the contracts, generally ranging from three to five years as the acquisition price is determined based on the remaining term of the contract.

Deferred charges and other assets

Deferred charges and other assets are primarily comprised of deferred financing costs, long term deposits and radio frequency licenses. The deferred financing costs are amortized over the term of the financing to which the costs relate, which range from five to eight years. The radio frequency licenses, totaling $12.0 million at August 31, 2004 (August 31, 2003 — $12.0 million), are considered to be indefinite lived intangible assets and as such, are not amortized. The radio frequency licenses are reviewed for impairment on an annual basis.

Impairment of long-lived assets other than goodwill and other indefinite lived intangibles

Long-lived assets other than goodwill and other indefinite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other indefinite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flows.

Defined benefit pension plans

The costs of pension benefits are actuarially determined using the projected benefit method pro-rated on service and management’s best estimate of expected plan investment performance, salary escalation, retirement ages of employees and mortality tables. Plan assets are recorded at market value. Any net actuarial gain or loss in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets is amortized over the average remaining service period of participating employees for active plans and average remaining life expectancy of retired participants for frozen plans.

Claims liabilities and professional liability reserves

The Company generally retains liability for auto, general and workers’ compensation claims for the first $5 million of any one occurrence (and insures amounts above $5 million up to a maximum of $275 million per occurrence) and self-insures professional liability claims.

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are developed using actuarial principles and assumptions that considered a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. All claims arising before June 1, 2003 were recorded at fair value as of the fresh start date. Claims, other than auto and general liability claims that arose after June 1, 2003, are discounted at a rate commensurate with the interest rate on monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities. Auto and general liability claims that arose after June 1, 2003, are not discounted.

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

Foreign currency translation

The accounts of foreign-based subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts have been translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of “Accumulated other comprehensive income (loss)”. Currency transaction gains and losses are immaterial for all periods presented.

Financial instruments

The Company’s cash and cash equivalents, restricted cash and cash equivalents, short-term deposits and marketable securities, accounts receivable, accounts payable, accrued liabilities (other than the current portion of claims liabilities and professional liability reserve), other long-term liabilities (other than the claims liabilities and professional liability reserves) and long-term debt constitute financial instruments. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout North America. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers and generally does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

The Company may use derivative financial instruments for purposes other than trading to minimize the risk and costs associated with financing and operating activities. Pursuant to the terms of the Company’s credit facility, the Company entered into an interest rate swap agreement that effectively hedges a portion of the interest exposure on the long-term debt (See Note 10). Additionally, the Company periodically enters into forward purchase contracts for the purchase of diesel fuel whereby we agree to take delivery of a set amount of fuel at a fixed price at a future specified date as an economic hedge against future price changes.

Stock options

The Company records the expense of stock option awards over the period in which the options vest. The stock options are valued using the Black-Scholes valuation method.

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

The utilization of benefits in excess of the amount recorded as deferred income tax assets at June 1, 2003 would reduce goodwill and other intangibles in existence at that date until exhausted, and thereafter would be reported as a component of additional paid in capital.

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

Note 4 – Restricted cash and cash equivalents and short-term investments

Restricted cash and cash equivalents and short-term deposits and marketable securities are assets of the Company’s wholly owned insurance subsidiaries and are used to support the current portion of claims liabilities under the Company’s self-insurance program. If these amounts are withdrawn from the subsidiaries, they will have to be replaced by other suitable financial assurances. Given these restrictions, management has concluded that such cash and cash equivalents and short-term deposits and marketable securities of the insurance subsidiaries are restricted.

Note 5 — Accounts receivable

Accounts receivable are net of an allowance for doubtful accounts of $4.9 million on August 31, 2004 ($5.6 million on August 31, 2003) in the education services, public transit services and Greyhound businesses and net of $588.6 million (August 31, 2003 — $527.9 million), of allowances for uncompensated care and contractual allowances in the Healthcare Businesses.

Note 6 – Long-term investments

Components of long-term investments are as follows:

	August 31,	August 31,
($ in millions)	2004	2003
Investments and collateral supporting insurance reserves	$446.7	$384.9
Letter of credit facility cash collateral	100.0	100.0
Investments and collateral supporting performance bonds	25.9	95.7
Other	36.0	31.5

	$608.6	$612.1

Investments supporting our insurance reserves and performance bonds are comprised principally of government securities and investment grade debt securities. If these investments were sold or otherwise liquidated they would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and are stated at fair value.

Upon emergence from bankruptcy, the Company entered into a $100.0 million cash-collateralized letter of credit facility expiring in June 2009 (the “LOC Facility”) as part of the senior secured credit facility (See Note 10). The cash collateral must be maintained for the duration of the LOC Facility.

Note 7 – Property and equipment

Components of property and equipment are as follows ($ in millions):

	August 31, 2004			August 31, 2003
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$186.2	$—	$186.2	$184.3	$—	$184.3
Buildings	171.9	26.6	145.3	151.1	4.2	146.9
Vehicles	1,381.1	211.7	1,169.4	1,228.4	31.2	1,197.2
Other	182.7	57.8	124.9	153.6	12.2	141.4

	$1,921.9	296.1	$1,625.8	$1,717.4	$47.6	$1,669.8

Note 8 – Goodwill

Effective September 1, 2002, the Predecessor Company adopted SFAS 142 and, as a result, the Predecessor Company ceased to amortize goodwill. SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. To determine estimated fair value of the reporting units, the Predecessor Company utilized independent valuations of the underlying businesses. During the three months ended November 30, 2002, the Predecessor Company determined that a significant portion of its goodwill was impaired as of September 1, 2002. As a result, the Predecessor Company recorded a non-cash charge of $2,205.4 million as a cumulative effect of change in accounting principle.

At fresh start the Company recorded $183.1 million of goodwill, all of which pertains to the Education services segment. During the year ended August 31, 2004, the Company reduced its deferred tax valuation allowance by $44 million and, as required under fresh start accounting, made a corresponding reduction in goodwill. Based on the estimated fair value of the Education services business, management concluded that the goodwill balance of $139.1 million at August 31, 2004 did not exceed fair value.

Goodwill Activity by Business Segment

Goodwill activity by business segment is as follows:

		Public		Healthcare	Emergency
	Education	Transit		Transportation	Management
	Services	Services	Greyhound	Services	Services	Total
Predecessor Company:
Balance on August 31, 2002	$557.7	$99.0	$482.9	$1,328.7	$508.5	$2,976.8
Impairment loss	(54.5)	(99.0)	(482.9)	(1,146.0)	(423.0)	(2,205.4)
Other	9.3	—	—	—	1.2	10.5

Balance on May 31, 2003	$512.5	$—	$—	$182.7	$86.7	$781.9

Laidlaw International, Inc.:
Fresh start adjustment	(329.4)	—	—	(182.7)	(86.7)	(598.8)

Balance on June 1, 2003 and August 31, 2003	$183.1	$—	$—	$—	$—	$183.1
Reduction due to change in tax valuation allowance	(44.0)	—	—	—	—	(44.0)

Balance on August 31, 2004	$139.1	$—	$—	$—	$—	$139.1

Pro forma results of change in goodwill amortization

Due to the change in our accounting policy for amortizing goodwill, the Predecessor Company’s Income before cumulative effect of a change in accounting principle and net income for the year ended August 31, 2002 would have been $102.0 million compared to $14.9 million as originally recorded. Additionally, earnings per share before cumulative effect of a change in accounting principle and earnings per share would have been $0.31 compared to $0.05 as originally recorded. There would have been no changes to the results recorded for the year ended August 31, 2004, the three-month period ended August 31, 2003 or the Predecessor Company nine-month period ending May 31, 2003.

Note 9 – Accrued liabilities

Components of accrued liabilities are as follows:

	August 31,	August 31,
($ in millions)	2004	2003
Current portion of claims liabilities and professional liability reserves	$204.2	$185.9
Accrued wages and benefits	149.8	121.0
Accrued vacation pay	46.2	44.3
Other	135.0	154.8

	$535.2	$506.0

Note 10 – Long-term debt

Components of long-term debt are as follows:

			Weighted Average
	Debt Balance		Interest Rate
	August 31,	August 31,	August 31,	August 31,
($ in millions)	2004	2003	2004	2003
Exit Facility
Term B Facility	$593.7	$618.8	6.2%	7.0%
Revolver	—	—	—	—
10¾% Senior Notes	401.2	400.7	11.0%	11.0%
Greyhound 11½% Senior Notes	122.1	115.7	20.8%	20.8%
Greyhound Facility	—	30.1	—	5.0%
Notes and other debt	33.6	49.2	8.4%	9.8%

Total debt	1,150.6	1,214.5
Less: current portion	36.4	69.4

Long-term debt	$1,114.2	$1,145.1

Secured debt consists of the Exit Facility, the Greyhound Facility and capitalized leases. The amount of secured and unsecured debt is as follows:

	August 31,	August 31,
($ in millions)	2004	2003
Secured debt	$611.7	$677.8
Unsecured debt	538.9	536.7

Total debt	$1,150.6	$1,214.5

At August 31, 2004, maturities of long-term debt for the next five years ending August 31 and all years thereafter are as follows (in millions):

Year ending August 31,
2005	$36.4
2006	35.8
2007	181.0
2008	144.6
2009	376.0
Thereafter	410.4

Total maturities	1,184.2
Unamortized discount	(33.6)

Total debt	$1,150.6

Exit Facility

Upon emergence from chapter 11, in June 2003, the Company established an $825.0 million senior secured credit facility (the “Exit Facility”). This facility consisted of a $625.0 million Term B facility (the “Term B Facility”) due June 2009, ($100.0 million of the proceeds from the Term B Facility is cash collateral for a $100.0 million letters of credit facility) and a $200.0 million senior secured revolving credit facility (the “Revolver”) due June 2008. The Term B Facility and the Revolver are guaranteed, for the U.S. dollar borrowings, by the Company and all of the U.S. subsidiaries, except the Unrestricted Subsidiaries and any subsidiaries that are in the business of insurance and for the Canadian dollar borrowings, by the guarantors of the U.S. dollar borrowings and the Canadian subsidiaries. The Term B Facility and the Revolver are secured, on a senior secured basis, by the assets of the Company and all of its Restricted Subsidiaries. Under the terms of the Exit Facility the Company is required to meet certain financial covenants including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. As of August 31, 2004, the Company was in compliance with all such covenants.

The Term B Facility provides for mandatory $6.25 million quarterly principal repayments through March 2008 followed by four $125.0 million quarterly repayments. The interest rate charged on the loan is LIBOR plus 3.75% subject to a LIBOR floor or minimum LIBOR rate of 1.75%. A 1% prepayment premium may be payable should the Company prepay the Term B Facility prior to December 17, 2004. The Company also entered into an interest rate swap agreement (“Swap”) that effectively converted $110 million of Term B Facility floating rate debt to fixed rate debt with an interest rate of 6.8%. The Swap was entered into because the Company is required, under the Term B Facility, to have a fixed interest rate on a portion of the underlying debt. The Swap is considered a cash flow hedge and expires in September 2006.

The Revolver, with a $35.0 million letter of credit sub-facility, a $35.0 million sub-limit for Canadian dollar borrowings and a $20 million sub-limit for Canadian dollar letters of credit for use by the Canadian subsidiaries of the Company, was established to fund the Company’s working capital and letter of credit needs. Interest is determined by reference to a leverage ratio, as defined in the credit facility agreement. The range of rates is as follows: Base Rate +3.25% to 3.75%; LIBOR Rate +4.25% to 4.75%; The LIBOR rate is subject to a 2.00% floor. Bankers Acceptance Rate +4.25% to 4.75%. Under the revolver, as of August 31, 2004, there were no cash borrowings, issued letters of credit of $43.2 million and $66.0 million was reserved for guarantee obligations on Greyhound vehicle leases, leaving availability of $90.8 million.

10¾% Senior Notes

In June 2003, as a result of emergence from chapter 11, the Company issued $406.0 million of Senior Notes due 2011 at a discount for net proceeds of $400.6 million. The notes are unsecured and bear interest at a rate of 10¾% payable every June 15 and December 15. The Company may redeem some or all of the notes at any time after June 15, 2007 at redemption prices of 105.375% until June 15, 2008 and 102.688% until June 15, 2009 at which time they are redeemable at 100%. The notes are guaranteed by the Company’s subsidiaries other than the Unrestricted Subsidiaries, the Canadian subsidiaries and any of the Company’s subsidiaries that are in the business of insurance.

Greyhound 11½% Senior Notes

The Greyhound 11½% Senior Notes due 2007 (the “11½% Senior Notes”) bear interest at the rate of 11½% per annum, payable each April 15 and October 15. On June 1, 2003, the 11½% Senior Notes were recorded at the notes’ estimated fair value of $113.4 million, resulting in a 20.8% effective interest rate. The 11½% Senior Notes are redeemable at the option of Greyhound in whole or in part, at a redemption price of 101.917% until April 15, 2005, at which time they are redeemable at their $150 million par value, plus any accrued but unpaid interest. The 11½% Senior Note indenture contains certain covenants that, among other things, limit the ability of Greyhound to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of August 31, 2004, Greyhound was in compliance with all such covenants.

Greyhound Facility

Greyhound Lines, Inc. (“Greyhound Lines”) is party to a revolving credit facility to fund working capital needs and for general corporate purposes (the “Greyhound Facility”) that expires on October 24, 2006. Greyhound Lines has the option to elect to extend the maturity date an additional year to October 24, 2007 provided that certain terms and conditions are met. Letters of credit or borrowings are available under the Greyhound Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at August 31, 2004, aggregated to $107.1 million), subject to a maximum of $125.0 million, inclusive of a $70.0 million letter of credit sub-facility. As of August 31, 2004, Greyhound Lines had no cash borrowings under the Greyhound Facility, issued letters of $61.6 million and had availability of $45.5 million.

Borrowings under the Greyhound Facility are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should Greyhound Lines terminate the facility before October 25, 2005; if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium.

The Greyhound Facility is secured by liens on substantially all of the assets of Greyhound Lines and the stock and assets of certain of its subsidiaries. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw International, Inc. Although Greyhound Lines’ most recent financial forecast indicates they will remain in compliance with the financial covenants under the Greyhound Facility, further increases in fuel prices, continued softness in discretionary travel or other unforeseen events or changes in assumptions may occur and result in material differences between Greyhound Lines’ future results and the current financial forecast. Those differences could result in management concluding in the future that Greyhound Lines may not be able to remain in compliance with the financial covenants under the Greyhound Facility.

As described in Note 20 – Legal proceedings, in August 2004, Greyhound Lines became aware of proceedings brought in Georgia state court seeking to enforce a default garnishment judgment. The garnishment alleges that Greyhound Lines is liable in an underlying Default Judgment in the amount of over $15 million. Greyhound Lines intends to vigorously defend its interests in the litigation. Although Greyhound is seeking to overturn the Default Judgment, unless and until it is declared void, stayed, bonded or paid, the Default Judgment could be deemed to be an event of default under the Greyhound Facility. To date, Greyhound Lines’ lenders have indicated they do not wish to give notice of default or accelerate the repayment of Greyhound Lines’ outstanding obligations under the Greyhound Facility. Any accelerated repayment of Greyhound Lines’ indebtedness could cause defaults under Greyhound Lines’ other debt agreements and force Greyhound Lines to refinance and/or renegotiate all or a significant portion of its outstanding indebtedness. Should the Greyhound Facility be accelerated and Greyhound Lines is unable to renegotiate or refinance its outstanding indebtedness, then Greyhound Lines may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. If the “going concern” basis on which Greyhound Lines’ consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound Lines. Accordingly, if such changes were made to Greyhound Lines’ consolidated financial statements, significant adjustments would be required to the Company’s consolidated financial statements.

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

However, should Greyhound Lines be unable to continue as a going concern, the Company may be required to honor certain of Greyhound Lines’ lease commitments and pension obligations. The Company’s management believes that any required expenditures with respect to such liabilities would not materially impact the Company’s financial condition.

Notes and other debt

Notes and other debt consists primarily of capitalized equipment leases and notes.

Note 11 – Pension plans

The Company’s subsidiaries sponsor fourteen (August 31, 2003 — 14) defined benefit pension plans. Four plans relate to Greyhound Canada Transportation Corp. and cover employees represented by The Canadian Auto Workers Union and the Amalgamated Transit Union (“ATU”) and all non-unionized employees meeting certain eligibility requirements. A fifth plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics of Greyhound represented by the International Association of Machinists and Aerospace Workers. A further eight plans are single employer pension plans maintained in the United States by Greyhound (the “Greyhound U.S. Plans”). The largest of the Greyhound U.S. Plans (the “ATU Plan”) covers approximately 13,500 current and former Greyhound employees, fewer than 900 of whom are active employees. The ATU Plan was closed to new participants on October 31, 1983, and service and wage accruals were frozen for active employees effective March 15, 2002. Other Greyhound U.S. Plans include two plans that cover salaried employees of Greyhound through May 7, 1990, and substantially all employees at Vermont Transit Company through June 30, 2000, when the plans were curtailed. The remaining five Greyhound U.S. Plans are active plans that cover salaried and hourly personnel of other Greyhound subsidiaries. Additionally, Laidlaw International Inc. has a Supplemental Employee Retirement Plan (“SERP”) that covers certain executives of the parent and subsidiaries in both the U.S. and Canada. Except as described below, it is the Company’s policy to fund the minimum required contribution under existing laws.

The Greyhound U.S. Plans, except for one small plan, have an annual measurement date of May 31, while the Greyhound Canada Transportation Corp. plans have an annual measurement date of June 30, and the SERP has a measurement date of August 31.

Changes in the Company’s benefit obligation and plan assets are as follows:

			Predecessor
			Company
		Three	Nine
	Year	Months	Months
	Ended	Ended	Ended
	August 31,	August 31,	May 31,
($ in millions)	2004	2003	2003
Change in benefit Obligation:
Benefit obligation at beginning of period	$957.7	$954.8	$805.4
Service cost	7.2	1.4	4.8
Interest cost	55.0	14.2	41.5
Plan participants’ contributions	0.2	—	0.2
Plan amendments	0.5	(1.5)	—
Actuarial loss (gain)	(4.1)	(11.2)	172.8
Benefits paid	(83.3)	(1.7)	(85.6)
Foreign exchange	1.7	1.7	15.7

Benefit obligation at end of period	$934.9	$957.7	$954.8 *

Change in Plan Assets:
Fair value of plan assets at beginning of period	$734.0	$679.7	$749.4
Actual return on plan assets	72.6	2.5	(7.0)
Employer contributions	6.9	51.2	6.0
Plan participants’ contributions	2.5	0.6	1.7
Benefits paid	(83.3)	(1.7)	(85.6)
Foreign exchange	1.7	1.7	15.2

Fair value of plan assets at end of period	$734.4	$734.0	$679.7 *

Funded status	$(200.5)	$(223.7)	$(275.1)
Unrecognized net gain	(39.9)	(2.0)	—
Unrecognized prior service cost	0.5	—	—
Funding after measurement date	51.6	—	50.0

Accrued benefit liability	$(188.3)	$(225.7)	$(225.1)*

* As adjusted to include fresh start accounting adjustments.

The components of net periodic pension cost for the Company’s pension plans are as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions)	2004	2003	2003	2002
Service cost	$7.2	$1.4	$4.8	$6.6
Interest cost	55.0	14.2	41.5	59.1
Expected return on plan assets	(51.3)	(12.7)	(37.5)	(58.7)
Amortization	—	(1.0)	0.7	(0.6)

Net pension expense	$10.9	$1.9	$9.5	$6.4

The weighted-average assumptions used to determine the pension plans benefit obligations and net periodic costs are as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
	2004	2003	2003	2002
Benefit obligations
Discount rate	6.3%	5.9%	5.9%	7.2%
Rate of salary progression	3.6%	3.5%	3.5%	3.9%
Net periodic costs
Discount rate	5.9%	5.9%	7.2%	7.4%
Rate of salary progression	3.5%	3.5%	3.9%	3.9%
Expected long-term rate of return on plan assets	7.5%	7.0%	7.0%	7.3%

As of August 31, 2004 and 2003, ten and nine of the Company’s pension plans, respectively had accumulated benefit obligations in excess of plan assets. As of August 31, 2004 and 2003, twelve of the Company’s pension plans had projected benefit obligations in excess of plan assets.

The accumulated benefit obligations in excess of plan assets, projected benefit obligations in excess of plan assets and total accumulated benefit obligation are as follows:

	August 31,	August 31,
($ in millions)	2004	2003
Accumulated obligation in excess of plan assets:
Projected benefit obligation	$766.6	$805.5
Accumulated benefit obligation	763.0	802.9
Fair value of assets	559.8	583.9

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$806.8	$949.8
Accumulated benefit obligation	797.7	932.0
Fair value of assets	598.5	723.7

Total accumulated benefit obligation	$913.4	$939.5

Plan Assets

Assets of the various plans consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations. Furthermore, equity investments are diversified across large and small capitalizations. The plan assets at August 31, 2004 and 2003 contain no investments in equity or debt securities of the Company or its subsidiaries.

Asset management objectives are to maximize plan returns at an acceptable level of risk such that the plan will be able to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plan. Investment risk is measured and monitored on an ongoing basis through quarterly investment reviews. Additionally, the asset allocations are reviewed annually using projected benefit payments and long-term historical returns by asset class to determine the optimal allocation for meeting the long-term strategy.

The reviews are generally conducted by the plans’ investment advisors and are reviewed by the plans’ actuaries and other experts. The investment and asset allocation policies of the plans prohibit concentrations greater than 10% in any single equity security, prohibit the use of derivative instruments and do not allow investments in hedge funds.

     Target investment allocations, along with the actual weighted-average asset allocations of the collective pension plan assets are as follows:

	Target	Percentage of Plan Assets
	Allocation	August 31,
	August 31, 2004	2004	2003
Equity securities	53%	55%	65%
Debt securities	47%	45%	35%

Total	100%	100%	100%

Plan Contributions and Potential Funding Requirements

The Company, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound, are party to an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding levels of the Greyhound U.S. Plans (the “PBGC Agreement”). Under the PBGC Agreement, the Company made two $50 million cash contributions to the Greyhound U.S. Plans in both June 2004 and June 2003. Additionally, the Company issued 3.8 million shares of common stock to a trust formed for the benefit of the Greyhound U.S. Plans (the “Pension Plan Trust”). The voting privilege of these shares is at the discretion of the Company’s board of directors. The fair value of the common stock was estimated to be $50 million based upon third party valuations provided to the Company in connection with the bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock at the Company’s direction, but in no event later than December 31, 2004. All net proceeds from the stock sales will be contributed directly to the Greyhound U.S. Plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans by December 31, 2004.

At August 31, 2004, all 3.8 million shares of common stock of the Company remained in the Pension Plan Trust. Based upon the closing price of the common stock on the New York Stock Exchange, the shares had an aggregate market value of $63.3 million at November 1, 2004. The 3.8 million common shares held in the Pension Plan Trust have been accounted for as treasury shares. The PBGC has a second priority lien on the assets of the Company’s U.S. operating subsidiaries (other than Greyhound) to secure the Company’s funding obligations under the PBGC Agreement.

The ATU Plan represents approximately 70% of the total plan assets and benefit obligation as of August 31, 2004. Based upon current regulations and plan asset values at August 31, 2004, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, new regulations will not prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Laidlaw Group being required to make significant additional minimum funding contributions in the future.

The contributions under the PBGC Agreement are in addition to any minimum funding obligations required under the current regulations. Accordingly, the Company expects to contribute an additional $13.7 million to all plans other than the ATU Plan (which currently has no minimum funding requirements), for the year ended August 31, 2005.

Expected future Payments

Based on current estimates, the future benefit payments under the Company’s defined benefit pension plans over the next ten years are expected to be as follows ($ in millions):

Year ending August 31,
2005	$81.6
2006	80.2
2007	78.9
2008	78.1
2009	77.4
Fiscal years 2010 through 2014	374.1

Note 12 – Other long-term liabilities

The components of other long-term liabilities are as follows:

	August 31,	August 31,
($ in millions)	2004	2003
Claims liabilities and professional liability reserves	$492.2	$488.9
Other	47.4	66.5

Total other long-term liabilities	$539.6	$555.4

The Company’s $696.4 million of claims liabilities and professionally liability reserves represents the total of the non-current portion ($492.2 million) and current portion ($204.2 million) of the Company’s discounted reserves for auto, general liability, workers’ compensation and professional liability at August 31, 2004. The non-discounted amount of the total claims liability and professional liability reserves is $752.0 million at August 31, 2004. See Note 3 for more information concerning the company’s accounting for claims liabilities and professional liability reserves.

Note 13 – Stock awards and options

The Company’s 2003 Equity and Performance Incentive Plan (the “2003 Plan”) provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, and performance units to officers and employees of the Company. The 2003 Plan also provides for the grant of option rights and restricted stock to non-employee directors. There are 5,000,000 Common Shares available under the 2003 Plan. In any calendar year, no participant may be granted more than 500,000 option rights, appreciation rights, deferred shares or restricted shares, or more than $1.0 million worth of performance shares or performance units. The 2003 Plan is administered by the Board of Directors unless it delegates such authority to a committee. The administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards.

In fiscal 2004, the Company issued stock based compensation to various employees and non-employee directors. No stock based compensation was issued for the three month period ended August 31, 2003 or for the Predecessor Company’s nine months ended May 31, 2003 or the year ended August 31, 2002.

Information concerning the issuance of stock based compensation during the year ended August 31, 2004 is as follows:

	Stock	Restricted	Deferred
Year ended August 31, 2004 activity	Options	Shares	Shares
Number of shares:
Granted	501,375	28,688	845,300
Forfeited	(3,000)	—	(19,750)

Outstanding at year end	498,375	28,688	825,550
Exercisable at year end	—	—	—
Weighted average exercise price:
Shares granted	$12.90	$10.33	$13.09
Shares forfeited	$14.66	NA	$13.17
Shares outstanding at year end	$12.89	$10.33	$13.09
Weighted average remaining life (years)	9.3

Stock options – The stock options have a ten-year life and vest ratably over three years beginning on the first anniversary of the date of the grant. The stock options issued during the year ended August 31, 2004 had a grant price of between $10.33 and $14.66. The grant prices were equal to the market prices at date of grant. The Company has elected to record the expense of the stock options over the period in which the options vest. The weighted average fair value of options was estimated to be $4.89 per share using the Black-Scholes option-pricing model at the date of grant. Value was estimated using a weighted average expected life of 6 years, volatility of 32%, risk free interest rate of 3.6% and no expected dividends.

Restricted shares – The restricted common stock vest at the end of a three-year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares. The restricted shares were valued at the price of the common stock on the date of grant.

Deferred shares – The deferred shares vest ratably over a four-year period beginning on the first anniversary of the date of the grant. On each vesting date the employee will receive common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting rights with the deferred shares. The deferred shares were valued at the price of the common stock on the date of grant.

During the year ended August 31, 2004, the Company recorded an expense of approximately $2.6 million related to grants made pursuant to the 2003 Plan.

Note 14 – Shareholders’ equity

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

(c)	Dividends

Under the terms of the Exit Facility, the Company is not permitted to declare or pay any cash dividends during the term of the Exit Facility.

(2)	Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of the following:

	August 31,	August 31,
($ in millions)	2004	2003
Unrealized loss on available for sale securities	$(2.5)	$(10.0)
Unrealized loss on interest rate swap	(0.5)	—
Foreign currency items	14.8	(2.6)
Deferred tax	1.0	3.5

Total	$12.8	$(9.1)

Note 15 — Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value disclosures of the Company’s financial instruments as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”.

For cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities (other than claims liabilities and professional liability reserves), other long-term liabilities (other than claims liabilities and professional liability reserves) the carrying amounts reported in the consolidated balance sheets approximate fair value. The fair values of the short-term deposits and marketable securities and long-term investments are based upon quoted market prices at August 31, 2004 and 2003, where available. For the portion of short-term deposits and marketable securities and long-term investments where no quoted market price is available, the carrying amounts approximate fair value. For long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company’s incremental borrowing rates for similar types of borrowing arrangements, or using quoted market values.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	August 31, 2004		August 31, 2003
	Carrying	Fair	Carrying	Fair
($ millions)	Amount	Value	Amount	Value
Short-term deposits and marketable securities	$17.4	$17.4	$42.0	$42.0
Long-term investments	608.6	608.6	612.1	612.1
Total debt	1,150.6	1,253.4	1,214.5	1,223.2

Note 16 — Other income (expenses), net

Other income (expenses), net for the year ended August 31, 2004 was primarily related to reimbursements of legal fees expensed in previous periods to defend former directors and officers of the Predecessor Company.

Other income (expenses), net in the Predecessor Company’s nine month period ending May 31, 2003 and the year ended August 31, 2002 were mostly due to financing, accounting, legal and consulting services incurred by the Predecessor Company during the reorganization process.

Note 17 — Income taxes

Income (loss) before income taxes and cumulative effect of change in accounting principle by geographic area is as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
($ in millions)	August 31, 2004	August 31, 2003	May 31, 2003	August 31, 2002
United States	$65.0	$(33.4)	$2,608.2	$(77.9)
Canada	29.0	2.2	1,414.3	41.0
Other	—	11.3	(3,025.4)	42.0

	$94.0	$(19.9)	$997.1	$5.1

Income tax expense (benefit) by geographic area is as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
($ in millions)	August 31, 2004	August 31, 2003	May 31, 2003	August 31, 2002
Current income tax expense (benefit)
United States	$2.2	$—	$3.1	$(11.3)
Canada	0.6	—	1.2	1.0
Other	—	—	0.2	0.5

	$2.8	$—	$4.5	$(9.8)

Deferred income tax expense (benefit)
United States	$25.2	$(11.0)	$—	$—
Canada	4.3	1.0	—	—
Other	—	—	—	—

	$29.5	$(10.0)	$—	$—

Total income tax expense (benefit)
United States	$27.4	$(11.0)	$3.1	$(11.3)
Canada	4.9	1.0	1.2	1.0
Other	—	—	0.2	0.5

	$32.3	$(10.0)	$4.5	$(9.8)

The effective income tax rates on income from continuing operations before income taxes and cumulative effect of change in accounting principle differs from the statutory rates as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions)	2004	2003	2003	2002
Income tax expense (benefit) at the statutory rate	$32.9	$(7.0)	$359.0	$2.0
Decrease (increase) resulting from:
Tax rate differentials in other jurisdictions	4.6	(3.9)	(5.3)	(3.0)
Canadian tax rate change	(6.6)	—	—	—
Non-deductible goodwill and other amortization	—	—	—	34.1
Fresh start accounting adjustments	—	—	(314.4)	—
Foreign loss carry-back realized	—	—	—	(13.2)
Change in valuation allowance	—	—	(50.6)	(34.3)
Non-deductible restructuring expenses	—	—	5.4	3.9
Other	1.4	0.9	10.4	0.7

Income tax expense (benefit)	$32.3	$(10.0)	$4.5	$(9.8)

The deferred income tax assets and liabilities contain the following temporary differences:

	August 31,	August 31,
($ in millions)	2004	2003
Deferred income tax assets:
Net operating loss and credit carryforwards	$246.0	$213.3
Trade receivables	17.3	37.2
Tax over book depreciation/amortization	50.0	48.5
Interest deduction carryforwards	253.1	250.7
Claims liabilities	120.5	86.6
Pension liability	71.6	85.8
Other accrued liabilities	41.8	45.0

Total deferred income tax assets	$800.3	$767.1

Deferred income tax liabilities:
Book over tax depreciation/amortization	$174.7	$144.6
Other	16.5	19.5

Total deferred income tax liabilities	$191.2	$164.1

Net deferred income tax asset:
Net deferred income tax assets before valuation allowance	$609.1	$603.0
Valuation allowance	(305.1)	(313.6)

Net deferred income tax assets	$304.0	$289.4

The Company has significant net deferred tax assets resulting from net operating loss (“NOL”) and interest deduction carryforwards and other deductible temporary differences that will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.

Upon emergence from bankruptcy, management concluded that it was more likely than not that $276.4 million of deferred tax assets would be realized and, as part of its fresh start adjustment at June 1, 2003, recorded a valuation allowance for $313.6 million. As a result of filing the tax returns that included the emergence from bankruptcy, the deferred tax asset available at emergence was increased by $36 million for changes in NOLs utilized and for other deferred tax assets. As these items would not have increased management’s assessment of the total amount of deferred tax assets the Company was likely to recover, the increase was offset by an increase in the valuation allowance for the same amount.

As a result of the Company’s improved financial performance during fiscal 2004, management reduced the deferred tax valuation allowance by $44 million during the year ended August 31, 2004. As required under fresh start accounting this change also resulted in a corresponding reduction in goodwill. Certain future events may result in a further reduction of the valuation allowance. Any further reduction would reduce goodwill and other intangibles in existence at fresh start and, thereafter, would be reported as an addition to additional paid in capital.

Availability and Amount of NOLs and Other Built in Losses

As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”). As a result, the Company is subject to an annual limitation of approximately $58 million on the amount of NOL and credit carryforwards and other built in losses, consisting principally of the interest deduction carryover, pension, claims reserves, and bad debt reserves which the Company may utilize in the U.S. In addition, due to the ownership change that occurred upon the Predecessor Company’s acquisition of Greyhound, $123.0 million of the NOLs remain subject to an annual limitation of approximately $22 million.

The Company has NOL carryforwards of $568.4 million in the U.S. that expire in varying amounts in the years 2005 to 2024. In Canada, NOL carryforwards of $59.1 million expire in varying amounts in the years 2005 to 2011.

In the U.S., the Company has approximately $697 million of interest deduction carryforwards, under IRC Section 163(j), which have no expiration date, but are subject to the annual limitation. In addition, the Company has tax credits of $10.0 million in the U.S., which expire between 2018 and 2024, subject to the annual limitation.

The Company has not provided U.S. income or withholding taxes on approximately $13.7 million of undistributed earnings of its foreign subsidiaries as these earnings are considered indefinitely reinvested. If such earnings were not indefinitely invested, deferred U.S. income taxes of $4.8 million and no withholding taxes would have been provided.

Note 18 — Earnings (loss) per share

The earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods.

Information required to calculate the basic and diluted earnings per share is as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions except per share amounts)	2004	2003	2003	2002
Income (loss) available to common shareholders before cumulative effect of a change in accounting principle	$61.7	$(9.9)	$992.6	$14.9
Cumulative effect of a change in accounting principle	—	—	(2,205.4)	—

Net income (loss) available to common shareholders	61.7	(9.9)	(1,212.8)	14.9
Weighted average number of common shares outstanding
Basic	100.0	100.0	325.9	325.9
Shares held in pension plan trust	3.8	3.8	—	—

Diluted	103.8	103.8	325.9	325.9
Net earnings (loss) per common share
Basic
Earnings (loss) before cumulative effect of a change in accounting principle	$0.62	$(0.10)	$3.05	$0.05
Cumulative effect of a change in accounting principle	—	—	(6.77)	—

Net earnings (loss) available to common shareholders	$0.62	$(0.10)	$(3.72)	$0.05

Diluted
Earnings (loss) before cumulative effect of a change in accounting principle	0.59	$(0.10)	$3.05	$0.05
Cumulative effect of a change in accounting principle	—	—	(6.77)	—

Net earnings (loss) available to common shareholders	$0.59	$(0.10)	$(3.72)	$0.05

Note 19 — Statement of cash flows

The components of cash provided by (used in financing) other working capital items are as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions)	2004	2003	2003	2002
Accounts receivable	$(18.4)	$138.1	$(131.9)	$24.1
Parts and supplies	—	0.8	(8.8)	(0.9)
Other current assets	13.9	7.5	0.1	21.2
Accounts payable and accrued liabilities	7.8	(16.7)	5.1	7.8

	$3.3	$129.7	$(135.5)	$52.2

During the year ended August 31, 2004 the Company purchased $3.7 million of vehicles that were financed by debt (for the period June 1, 2003 through August 31, 2003 — $4.4 million, Predecessor Company — period September 1, 2002 through May 31, 2003 — $21.1 million, year ended August 31, 2002 — $31.3 million).

Supplemental cash flow information is as follows:

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions)	2004	2003	2003	2002
Cash paid (received) during the period for:
Interest	$117.0	$12.3	$25.0	$31.9
Income taxes	$(9.7)	$(8.3)	$(4.4)	$(10.4)

Note 20 — Legal proceedings

Health Care

The Company’s healthcare businesses are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws. Laidlaw or its subsidiaries continually undergo investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the investigations described in the following two paragraphs, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents relating to Huguley Hospital and Regional Emergency Services contracts in Texas, Georgia and Colorado. The claims in Texas have been resolved pursuant to the $20 million settlement agreement described below. The government investigations in Georgia and Colorado are continuing.

During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. At this juncture, it is not possible to predict the ultimate conclusion of the investigations described in this and the preceding paragraph, nor is it possible to calculate any possible financial exposure to the Company.

From August 1998 until August 2000, American Medical Response West (“AMR West”), a subsidiary of AMR, received six subpoenas duces tecum from the United States Attorney’s Office. These subpoenas related to billing matters for emergency transports and specialized services. AMR West has entered into a settlement agreement with the United States Attorney’s Office pursuant to which it has paid $3.5 million and agreed to enter into a five year Corporate Integrity Agreement with the HHS in settlement of these matters.

In June 1999, the DOJ began an investigation of the billing processes of Regional Emergency Services, a subsidiary of AMR, and of Florida Hospital Waterman. Regional Emergency Services managed the ambulance services for Florida Hospital Waterman. The DOJ reviewed the billing processes of the companies from October 1992 to May 2002. The DOJ alleged violations by the companies of the False Claims Act based on the absence of certificates of medical necessity and other non-compliant billing practices. The parties have entered into a settlement agreement for an aggregate of $20 million, of which AMR has contributed a total of $5 million.

Greyhound Default Judgment

On September 20, 2004, Greyhound responded to proceedings brought in Georgia state court in August 2004 (“August Proceedings”) seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. While this action has since been dismissed, it stemmed from an October 1995 default judgment in the amount of approximately $7 million (“1995 Judgment”) against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (“Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million (“Default Judgment”) was entered by the Georgia state court against Greyhound. Greyhound first learned of the Default Judgment through the August Proceedings and, therefore, was unaware of the garnishment and the Default Judgment and inadvertently failed to contest it. Had the garnishment been timely answered, Greyhound believes that the amount due in response to the garnishment summons would not have exceeded $1,500.

It is now alleged that Greyhound is liable to the Plaintiff in the amount of $15 million, based on the $11 million Default Judgment plus post-judgment interest. Greyhound has filed a Motion to Vacate the Default Judgment in the Court where such judgment was rendered. Based on several legal grounds, Greyhound believes that the Default Judgment is null and void and not enforceable. Greyhound intends to vigorously defend its interests in the litigation. Also refer to the discussion of the potential impact of this litigation on the Greyhound Facility included in Note 10 — Long term debt.

Other

The Company is also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us relating to personal injury and/or property damage claims and/or employment related claims that would have a material adverse effect on the Company.

Note 21 — Commitments and contingencies

Lease commitments

The Company leases certain operating vehicles. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rental expense incurred under operating leases was $141.9 for the year ended August 31, 2004, $34.5 million for the period June 1, 2003 through August 31, 2003, $103.7 million, for the period September 1, 2002 through May 31, 2003 and $148.3 million for fiscal 2002.

The leases on most of the operating vehicles contain certain purchase provisions or residual value guarantees and have lease terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $134.3 million of which the Company has guaranteed $84.6 million. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. At August 31, 2004, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $3.9 million and has established appropriate reserves for this estimated liability.

At August 31, 2004, future minimum operating lease payments for premises and equipment, excluding the effect of any residual value guarantees, are as follows (in millions):

Year ending August 31,
2005	$132.3
2006	87.8
2007	64.2
2008	44.4
2009	25.1
Thereafter	64.9

Total rentals payable	$418.7

Letters of credit

At August 31, 2004, the Company had $207.1 million (August 31, 2003 — $262.1 million) in outstanding letters of credit.

Environmental matters

The Company’s operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. The Company has incurred, and expects to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. In particular, the Company has been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which our waste was allegedly disposed. In addition, management is investigating or engaged in remediation of past contamination at other sites used in the businesses. The Company records liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.

Income tax matters

The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owing, if any.

Fuel purchase commitments

Historically, fuel costs represent approximately 3% to 5% of revenue. Due to the significance of fuel expenses, particularly diesel fuel, to the operations of the Company and the historical volatility of fuel prices, the Company has a program to help minimize the fluctuations in the price of its diesel fuel purchases. The intent of the program is to mitigate the short-term impact of fuel price changes on the Company’s operating margins and overall profitability by entering into forward supply contracts (“FSCs”) with certain vendors. At August 31, 2004, the Company had FSCs to buy 11.8 million gallons of fuel at an average price of $0.96. The FSCs generally stipulate set bulk delivery volumes at prearranged prices for a set period. The volumes agreed to be purchased by the Company are well below the forecasted total bulk fuel needs for any given location. Therefore, the risk of being forced to purchase fuel through the FSCs that is not required by the Company is minimal. Also, to the extent that the Company enters FSCs for portions of its total fuel needs, it may not realize the benefit of decreases in fuel prices. Conversely, to the extent that the Company does not enter into FSCs for portions of its total fuel needs, it may be adversely affected by increases in fuel prices.

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

Director and Officer Claim Treatment Letter

Pursuant to the terms of the Directors and Officer Treatment letter dated June 27, 2001, the Company established a $10 million Defense Trust to cover claims against the Predecessor Company’s Directors and Officers that are not covered by insurance. Under the agreement the Company is obligated to contribute up to an additional $10 million. As of August 31, 2004, the trust balance was $13.5 million and our maximum exposure to funding the trust in the future is $7.0 million. Any amounts paid from the trust will be recognized as an expense by the Company when the costs are incurred. The unexpended balance in the Trust, if any, will revert to the Company on June 23, 2013.

Note 22 — Segmented information

The Company has five reportable segments: education services, public transit services, Greyhound, healthcare transportation services and emergency management services. The education services segment provides school bus transportation throughout Canada and the United States. Public transit services provide municipal and paratransit bus transportation within the United States. The Greyhound segment provides intercity and tourism bus transportation throughout North America. Healthcare transportation services provides ambulance and wheelchair transport services throughout the United States. The emergency management services segment provides outsourced emergency room management services in the United States.

The Company evaluates performance and allocates resources based on income from operations before depreciation and amortization. The Company’s reportable segments are business units that offer different services and are each managed separately.

Business Segments

			Predecessor Company
		Three	Nine
	Year	Months	Months		Year
	Ended	Ended	Ended		Ended
	August 31,	August 31,	May 31,		August 31,
($ in millions)	2004	2003	2003		2002
Education Services
Revenue	$1,495.8	$184.9	$1,314.8		$1,479.7
EBITDA	286.7	(21.7)	302.0		272.7
Total identifiable assets	1,222.8	1,309.6	1,429.4	*	1,768.1
Capital expenditures	133.3	60.9	110.3		163.8

Public Transit Services

Revenue	$300.5	$71.0	$212.1		$309.5
EBITDA	8.0	9.2	7.3		(1.7)
Total identifiable assets	104.5	97.8	98.5	*	217.5
Capital expenditures	13.2	6.0	3.8		5.0

Greyhound

Revenue	$1,230.5	$356.7	$847.5		$1,223.7
EBITDA	87.4	61.2	5.8		53.6
Total identifiable assets	898.0	883.1	857.0	*	1,195.8
Capital expenditures	35.5	7.7	81.1		83.1

Healthcare Transportation Services

Revenue	$1,054.8	$255.9	$759.3		$987.9
EBITDA	86.6	7.6	55.8		76.0
Total identifiable assets	586.5	603.7	607.4	*	1,813.5
Capital expenditures	38.6	15.4	30.9		27.0

Emergency Management Services

Revenue	$549.8	$128.6	$352.0		$431.3
EBITDA	36.0	7.3	21.9		20.4
Total identifiable assets	338.0	341.3	338.6	*	713.0
Capital expenditures	4.3	0.5	4.0		4.4

* Total identifiable assets of the Company on June 1, 2003

Geographic

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions)	2004	2003	2003	2002
United States
Revenue	$4,219.0	$911.9	$3,215.8	$4,089.9
EBITDA	442.7	54.7	352.3	367.7
Total long-lived assets	1,713.1	1,806.2	1,774.8 *	4,225.8
Canada
Revenue	$412.4	$85.2	$269.9	$342.2
EBITDA	62.0	8.9	40.5	53.3
Total long-lived assets	310.8	275.5	270.2 *	428.7

* Total long-lived assets of the Company on June 1, 2003

Consolidated

			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
($ in millions)	2004	2003	2003	2002
Revenue	$4,631.4	$997.1	$3,485.7	$4,432.1

EBITDA	504.7	63.6	392.8	421.0
Depreciation and amortization	(283.5)	(52.1)	(229.3)	(358.8)

Operating income	221.2	11.5	163.5	62.2
Interest expense, net	(129.6)	(31.5)	(19.6)	(27.7)
Gain on discharge of debt	—	—	1,482.8	—
Fresh start accounting adjustments	—	—	(609.6)	—
Other income (expense), net	2.4	0.1	(20.0)	(29.4)
Income tax benefit (expense)	(32.3)	10.0	(4.5)	9.8

Income (loss) before cumulative effect of a change in accounting principle	$61.7	$(9.9)	$992.6	$14.9

Assets
Total identifiable assets of segments	$3,149.8	$3,235.5	$3,330.9 *	$5,707.9
Corporate assets	755.4	675.8	623.0 *	568.0

Total assets	$3,905.2	$3,911.3	$3,953.9	$6,275.9

Capital expenditures	224.9	$90.5	$230.1	$283.3

* Total identifiable assets of the segments and corporate assets on June 1, 2003

Note 23 — Quarterly financial information (unaudited)

Selected unaudited quarterly financial data for the year ended August 31, 2004, the quarter ended August 31, 2003 and the Predecessor three quarters ended May 31, 2003 are as follows:

	2004
($ in millions except per share amounts)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,019.0	$1,239.6	$1,162.5	$1,210.3
Operating income	20.8	89.5	41.4	69.5
Net income (loss)	(2.7)	34.6	7.2	22.6
Earnings (loss) per share
Basic	$(0.03)	$0.35	$0.07	$0.23
Diluted	$(0.03)	$0.33	$0.07	$0.22

		Predecessor Company
	2003	2003
($ in millions except per share amounts)	4th Qtr.	3rd Qtr.*	2nd Qtr.	1st Qtr.
Revenue	$997.1	$1,202.8	$1,120.7	$1,162.2
Operating income	11.5	73.7	34.1	55.7
Income (loss) before cumulative effect of change in accounting principle	(9.9)	62.2	16.2	41.0
Cumulative effect of change in accounting principle	—	—	—	(2,205.4)
Net income (loss)	(9.9)	62.2	16.2	(2,164.4)
Earnings (loss) per share
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$(0.10)	$0.19	$0.05	$0.13
Net earnings (loss) per share	$(0.10)	$0.19	$0.05	$(6.64)
Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$(0.10)	$0.19	$0.05	$0.13
Net earnings (loss) per share	$(0.10)	$0.19	$0.05	$(6.64)

* Does not reflect fresh start accounting adjustments or the gain on discharge of debt

Note 24 — Condensed financial statements of restricted subsidiaries

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the condensed consolidated financial statements for the Restricted Subsidiaries and the Unrestricted Subsidiaries are as follows:

Condensed Consolidated Statement of Operations
Year Ended August 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$3,648.1	$983.3	$4,631.4
Compensation expense	2,265.1	412.9	2,678.0
Accident claims and professional liability expenses	214.6	73.7	288.3
Vehicle related costs	146.0	133.3	279.3
Occupancy costs	122.2	81.2	203.4
Fuel expense	118.1	64.0	182.1
Depreciation	221.2	43.9	265.1
Amortization	18.3	0.1	18.4
Other operating expenses	343.1	152.5	495.6

Operating income	199.5	21.7	221.2
Interest expense	(97.2)	(32.4)	(129.6)
Other income (expenses), net	2.9	(0.5)	2.4

Income (loss) before income taxes	105.2	(11.2)	94.0
Income tax benefit (expense)	(36.8)	4.5	(32.3)

Net income (loss)	$68.4	$(6.7)	$61.7

Condensed Consolidated Statement of Operations
For the period June 1, 2003 through August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$704.8	$292.3	$997.1
Compensation expense	468.7	113.0	581.7
Accident claims and professional liability expenses	45.9	17.0	62.9
Vehicle related costs	39.8	35.0	74.8
Occupancy costs	30.0	21.4	51.4
Fuel expense	20.5	16.2	36.7
Depreciation	37.1	10.6	47.7
Amortization	4.4	—	4.4
Other operating expenses	85.4	40.6	126.0

Operating income (loss)	(27.0)	38.5	11.5
Interest expense	(23.1)	(8.4)	(31.5)
Other income (expenses), net	0.3	(0.2)	0.1

Income (loss) before income taxes	(49.8)	29.9	(19.9)
Income tax benefit (expense)	20.0	(10.0)	10.0

Net income (loss)	$(29.8)	$19.9	$(9.9)

Predecessor Company
Condensed Consolidated Statement of Operations
For the period September 1, 2002 through May 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$2,786.2	$699.5	$3,485.7
Compensation expense	1,670.0	331.1	2,001.1
Accident claims and professional liability expenses	190.9	50.5	241.4
Vehicle related costs	103.8	98.6	202.4
Occupancy costs	91.3	59.1	150.4
Fuel expense	88.8	44.6	133.4
Depreciation	192.4	36.0	228.4
Amortization	0.8	0.1	0.9
Other operating expenses	249.5	114.7	364.2

Operating income (loss)	198.7	(35.2)	163.5
Interest expense	(3.8)	(15.8)	(19.6)
Gain on discharge of debt	1,482.8	—	1,482.8
Fresh start accounting adjustments	(514.8)	(94.8)	(609.6)
Other income (expenses), net	(21.5)	1.5	(20.0)

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,141.4	(144.3)	997.1
Income tax expense	(3.4)	(1.1)	(4.5)

Income (loss) before cumulative effect of a change in accounting principle	1,138.0	(145.4)	992.6
Cumulative effect of a change in accounting principle	(1,775.9)	(429.5)	(2,205.4)

Net loss	$(637.9)	$(574.9)	$(1,212.8)

Predecessor Company
Condensed Consolidated Statement of Operations
Year Ended August 31, 2002

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Revenue	$3,412.2	$1,019.9	$4,432.1
Compensation expense	2,077.2	445.8	2,523.0
Accident claims and professional liability expenses	255.9	69.9	325.8
Vehicle related costs	143.2	129.3	272.5
Occupancy costs	119.4	82.8	202.2
Fuel expense	107.0	56.0	163.0
Depreciation	224.5	46.1	270.6
Amortization	76.1	12.1	88.2
Other operating expenses	355.3	169.3	524.6

Operating income	53.6	8.6	62.2
Interest expense	(6.1)	(21.6)	(27.7)
Other income (expenses), net	(29.6)	0.2	(29.4)

Income (loss) before income taxes	17.9	(12.8)	5.1
Income tax benefit	9.1	0.7	9.8

Net income (loss)	$27.0	$(12.1)	$14.9

Condensed Consolidated Statement of Cash Flows
Year ended August 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$300.0	$90.0	$390.0

Cash flows from investing activities:
Purchase of property and equipment	$(197.7)	$(27.2)	$(224.9)
Proceeds from sale of property and equipment	13.8	2.0	15.8
Expended on acquisitions	(3.4)	—	(3.4)
Net increase in investments	(14.0)	(14.9)	(28.9)
Net increase in other assets	(1.3)	—	(1.3)

Net cash used in investing activities	$(202.6)	$(40.1)	$(242.7)

Cash flows from financing activities
Proceeds from issue of long-term debt	$153.1	$86.3	$239.4
Repayments of long-term debt	(189.2)	(121.4)	(310.6)
Payment of financing fees	(4.3)	(1.0)	(5.3)
Change in other non-current liabilities	(14.1)	1.0	(13.1)

Net cash used in financing activities	$(54.5)	$(35.1)	$(89.6)

Net increase in cash and cash equivalents	$42.9	$14.8	$57.7
Cash and cash equivalents at:
Beginning of period	55.1	45.2	100.3

End of period	$98.0	$60.0	$158.0

Condensed Consolidated Statement of Cash Flows
For the period June 1, 2003 through August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$132.8	$54.2	$187.0

Cash flows from investing activities:
Purchase of property and equipment	$(84.9)	$(5.6)	$(90.5)
Proceeds from sale of property and equipment	3.8	0.6	4.4
Expended on acquisitions	(0.1)	—	(0.1)
Net decrease (increase) in investments	11.9	(0.6)	11.3
Net increase in other assets	(0.7)	(0.4)	(1.1)

Net cash used in investing activities	$(70.0)	$(6.0)	$(76.0)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$—	$17.3	$17.3
Repayments of long-term debt	(9.6)	(35.9)	(45.5)
Payment of financing fees	(3.8)	—	(3.8)
Change in other non-current liabilities	(1.8)	(0.3)	(2.1)

Net cash used in financing activities	$(15.2)	$(18.9)	$(34.1)

Net increase in cash and cash equivalents	$47.6	$29.3	$76.9
Cash and cash equivalents at:
Beginning of period	7.5	15.9	23.4

End of period	$55.1	$45.2	$100.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
For the period September 1, 2002 through May 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by (used in) operating activities	$263.4	$(54.9)	$208.5

Cash flows from investing activities:
Purchase of property and equipment	$(170.0)	$(60.1)	$(230.1)
Proceeds from sale of property and equipment	7.9	16.7	24.6
Expended on acquisitions	(4.6)	—	(4.6)
Net increase in investments	(150.9)	(0.4)	(151.3)
Net decrease (increase) in other assets	(4.0)	0.8	(3.2)

Net cash used in investing activities	$(321.6)	$(43.0)	$(364.6)

Cash flows from financing activities
Proceeds from issue of long-term debt	$1,025.6	$182.2	$1,207.8
Repayments of long-term debt	(51.3)	(96.7)	(148.0)
Payment of financing fees	(37.5)	—	(37.5)
Change in other non-current liabilities	(9.9)	8.6	(1.3)
Repayment of liabilities subject to compromise	(1,185.0)	—	(1,185.0)

Net cash provided by (used in) financing activities	$(258.1)	$94.1	$(164.0)

Net decrease in cash and cash equivalents	$(316.3)	$(3.8)	$(320.1)
Cash and cash equivalents at:
Beginning of period	323.8	19.7	343.5

End of period	$7.5	$15.9	$23.4

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Year ended August 31, 2002

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Net cash provided by operating activities	$317.1	$116.7	$433.8

Cash flows from investing activities:
Purchase of property and equipment	$(212.8)	$(70.5)	$(283.3)
Proceeds from sale of property and equipment	21.9	23.6	45.5
Expended on acquisitions	(3.6)	—	(3.6)
Net increase in investments	(34.0)	(3.1)	(37.1)
Net decrease (increase) in other assets	3.7	(0.9)	2.8

Net cash used in investing activities	$(224.8)	$(50.9)	$(275.7)

Cash flows from financing activities
Proceeds from issue of long-term debt	$—	$172.2	$172.2
Repayments of long-term debt	(27.2)	(231.1)	(258.3)
Change in other non-current liabilities	(8.1)	(1.6)	(9.7)

Net cash used in financing activities	$(35.3)	$(60.5)	$(95.8)

Net increase in cash and cash equivalents	$57.0	$5.3	$62.3
Cash and cash equivalents at:
Beginning of period	266.8	14.4	281.2

End of period	$323.8	$19.7	$343.5

Condensed Consolidated Balance Sheet
August 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Current assets
Cash and cash equivalents	$98.0	$60.0	$158.0
Restricted cash and cash equivalents	95.0	—	95.0
Short-term deposits and marketable securities	17.4	—	17.4
Accounts receivable	558.1	29.9	588.0
Parts and supplies	40.8	9.8	50.6
Deferred income tax assets	52.6	22.9	75.5
Other current assets	37.7	9.7	47.4

Total current assets	899.6	132.3	1,031.9
Long-term investments	543.1	65.5	608.6
Property and equipment	1,277.8	348.0	1,625.8
Goodwill	139.1	—	139.1
Contracts and customer relationships	203.0	—	203.0
Deferred income tax assets	98.4	130.1	228.5
Deferred charges and other assets	59.3	9.0	68.3

Total assets	$3,220.3	$684.9	$3,905.2

Current liabilities
Accounts payable	$88.5	$26.5	$115.0
Accrued liabilities	409.4	125.8	535.2
Current portion of long-term debt	34.0	2.4	36.4

Total current liabilities	531.9	154.7	686.6
Long-term debt	978.8	135.4	1,114.2
Pension liability	13.8	174.5	188.3
Other long-term liabilities	359.0	180.6	539.6

Total liabilities	1,883.5	645.2	2,528.7
Shareholders’ equity	1,336.8	39.7	1,376.5

Total liabilities and shareholders’ equity	$3,220.3	$684.9	$3,905.2

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals
Current assets
Cash and cash equivalents	$55.1	$45.2	$100.3
Restricted cash and cash equivalents	39.4	—	39.4
Short-term deposits and marketable securities	42.0	—	42.0
Accounts receivable	528.8	41.0	569.8
Parts and supplies	38.2	12.0	50.2
Deferred income tax assets	76.1	10.1	86.2
Other current assets	50.1	10.0	60.1

Total current assets	829.7	118.3	948.0
Long-term investments	562.0	50.1	612.1
Property and equipment	1,291.2	378.6	1,669.8
Goodwill	183.1	—	183.1
Contracts and customer relationships	216.9	—	216.9
Deferred income tax assets	88.3	114.9	203.2
Deferred charges and other assets	66.9	11.3	78.2

Total assets	$3,238.1	$673.2	$3,911.3

Current liabilities
Accounts payable	$87.7	$31.7	$119.4
Accrued liabilities	397.3	108.7	506.0
Current portion of long-term debt	35.7	33.7	69.4

Total current liabilities	520.7	174.1	694.8
Long-term debt	1,012.5	132.6	1,145.1
Pension liability	4.9	220.8	225.7
Other long-term liabilities	456.1	99.3	555.4

Total liabilities	1,994.2	626.8	2,621.0
Shareholders’ equity	1,243.9	46.4	1,290.3

Total liabilities and shareholders’ equity	$3,238.1	$673.2	$3,911.3

Note 25 — Guarantors of Senior Notes

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

Condensed Consolidated Statement of Operations
Year ended August 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$3,235.7	$1,395.7	$—	$4,631.4
Operating, selling, general and administrative expenses	1.6	2,879.1	1,246.0	—	4,126.7
Depreciation and amortization expense	—	206.8	76.7	—	283.5
Intercompany management fees (income)	—	(9.1)	9.1	—	—

Operating income (loss)	(1.6)	158.9	63.9	—	221.2
Interest expense	(92.6)	(6.8)	(30.2)	—	(129.6)
Intercompany interest income (expense)	—	2.5	(2.5)	—	—
Other income (expense), net	1.8	1.0	(0.4)	—	2.4
Equity in earnings (loss) of intercompany investments	122.3	(6.7)	—	(115.6)	—

Income (loss) before income taxes	29.9	148.9	30.8	(115.6)	94.0
Income tax benefit (expense)	31.8	(53.5)	(10.6)	—	(32.3)

Net income (loss)	$61.7	$95.4	$20.2	$(115.6)	$61.7

Condensed Consolidated Statement of Operations
For the period June 1, 2003 through August 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$619.7	$377.4	$—	$997.1
Operating, selling, general and administrative expenses	—	615.6	317.9	—	933.5
Depreciation and amortization expense	—	35.4	16.7	—	52.1
Intercompany management fees (income)	—	(1.5)	1.5	—	—

Operating income (loss)	—	(29.8)	41.3	—	11.5
Interest expense	(22.1)	(1.0)	(8.4)	—	(31.5)
Intercompany interest income (expense)	(0.8)	1.3	(0.5)	—	—
Other income (expense), net	0.3	(0.1)	(0.1)	—	0.1
Equity in earnings (loss) of intercompany investments	(7.6)	23.1	—	(15.5)	—

Income (loss) before income taxes	(30.2)	(6.5)	32.3	(15.5)	(19.9)
Income tax benefit (expense)	21.1	6.6	(17.7)	—	10.0

Net income (loss)	$(9.1)	$0.1	$14.6	$(15.5)	$(9.9)

Predecessor Company
Condensed Consolidated Statement of Operations
For the period September 1, 2002 through May 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$2,516.3	$969.4	$—	$3,485.7
Operating, selling, general and administrative expenses	11.1	2,146.9	934.9	—	3,092.9
Depreciation and amortization expense	0.1	165.0	64.2	—	229.3
Intercompany management fees (income)	(25.7)	17.5	8.2	—	—

Operating income (loss)	14.5	186.9	(37.9)	—	163.5
Interest expense	(0.1)	(3.6)	(15.9)	—	(19.6)
Intercompany interest income (expense)	—	1.6	(1.6)	—	—
Gain on discharge of debt	1,410.5	72.3	—	—	1,482.8
Fresh start accounting adjustments	(100.0)	(494.6)	(15.0)	—	(609.6)
Other income (expense), net	(16.3)	(5.2)	1.5	—	(20.0)
Equity in loss of intercompany investments	(315.6)	(73.6)	—	389.2	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	993.0	(316.2)	(68.9)	389.2	997.1
Income tax expense	(0.4)	(2.1)	(2.0)	—	(4.5)

Income (loss) before cumulative effect of a change in accounting principle	992.6	(318.3)	(70.9)	389.2	992.6
Cumulative effect of a change in accounting principle	—	(1,668.0)	(537.4)	—	(2,205.4)
Equity in loss from cumulative effect of a change in accounting principle of intercompany investments	(2,205.4)	(429.5)	—	2,634.9	—

Net income (loss)	$(1,212.8)	$(2,415.8)	$(608.3)	$3,024.1	$(1,212.8)

Predecessor Company
Condensed Consolidated Statement of Operations
Year ended August 31, 2002

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Revenue	$—	$3,070.0	$1,362.1	$—	$4,432.1
Operating, selling, general and administrative expenses	11.7	2,756.4	1,243.0	—	4,011.1
Depreciation and amortization expense	0.2	265.6	93.0	—	358.8
Intercompany management fees (income)	(72.9)	58.1	14.8	—	—

Operating income (loss)	61.0	(10.1)	11.3	—	62.2
Interest expense	—	(5.8)	(21.9)	—	(27.7)
Intercompany interest income (expense)	(5.2)	2.6	2.6	—	—
Other income (expense), net	(30.8)	(2.6)	4.0	—	(29.4)
Equity in earnings (loss) of intercompany investments	(10.1)	(13.9)	—	24.0	—

Income (loss) before income taxes	14.9	(29.8)	(4.0)	24.0	5.1
Income tax benefit (expense)	—	10.1	(0.3)	—	9.8

Net income (loss)	$14.9	$(19.7)	$(4.3)	$24.0	$14.9

Condensed Consolidated Statement of Cash Flows
Year ended August 31, 2004

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals
Net cash provided by (used in) operating activities	$(35.9)	$391.1	$34.8	$390.0

Cash flows from investing activities:
Purchases of property and equipment	$—	$(152.7)	$(72.2)	$(224.9)
Proceeds from sale of property and equipment	—	12.1	3.7	15.8
Expended on acquisitions	—	—	(3.4)	(3.4)
Net decrease (increase) in investments	(4.7)	73.2	(97.4)	(28.9)
Net increase in other assets	—	(1.3)	—	(1.3)

Net cash used in investing activities	$(4.7)	$(68.7)	$(169.3)	$(242.7)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$150.0	$0.1	$89.3	$239.4
Repayments of long-term debt	(175.0)	(9.4)	(126.2)	(310.6)
Payment of financing fees	(4.3)	—	(1.0)	(5.3)
Net decrease in non-current liabilities	(2.9)	(8.0)	(2.2)	(13.1)
Net increase (decrease) in intercompany advances	103.5	(300.6)	197.1	—

Net cash provided by (used in) financing activities	$71.3	$(317.9)	$157.0	$(89.6)

Net increase (decrease) in cash and cash equivalents	$30.7	$4.5	$22.5	$57.7
Cash and cash equivalents at:
Beginning of period	40.8	3.8	55.7	100.3

End of period	$71.5	$8.3	$78.2	$158.0

Condensed Consolidated Statement of Cash Flows
For the period June 1, 2003 through August 31, 2003

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals
Net cash provided by operating activities	$71.2	$60.5	$55.3	$187.0

Cash flows from investing activities:
Purchases of property and equipment	$—	$(70.9)	$(19.6)	$(90.5)
Proceeds from sale of property and equipment	—	3.3	1.1	4.4
Expended on acquisitions	—	—	(0.1)	(0.1)
Net decrease (increase) in investments	0.7	(4.9)	15.5	11.3
Net increase in other assets	—	(0.7)	(0.4)	(1.1)

Net cash provided by (used in) investing activities	$0.7	$(73.2)	$(3.5)	$(76.0)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$—	$—	$17.3	$17.3
Repayments of long-term debt	—	(2.2)	(43.3)	(45.5)
Payment of financing fees	(3.8)	—	—	(3.8)
Net decrease (increase) in non-current liabilities	(6.2)	1.8	2.3	(2.1)

Net cash used in financing activities	$(10.0)	$(0.4)	$(23.7)	$(34.1)

Net increase (decrease) in cash and cash equivalents	$61.9	$(13.1)	$28.1	$76.9
Cash and cash equivalents at:
Beginning of period	(21.1)	16.9	27.6	23.4

End of period	$40.8	$3.8	$55.7	$100.3

Predecessor Company
Condensed Consolidated Statement of Cash Flows
For the period September 1, 2002 through May 31, 2003

	Parent		Non-		Consolidated
($ millions)	Company	Guarantors	Guarantors	Eliminations	Totals
Net cash provided by operating activities	$102.0	$100.0	$6.5	$—	$208.5

Cash flows from investing activities:
Purchases of property and equipment	$—	$(129.5)	$(100.6)	$—	$(230.1)
Proceeds from sale of property and equipment	—	6.8	17.8	—	24.6
Expended on acquisitions	—	(4.6)	—	—	(4.6)
Net increase in investments	(99.2)	(24.0)	(28.1)	—	(151.3)
Net decrease (increase) in other assets	(1.3)	(2.6)	0.7	—	(3.2)
Increase (decrease) in intercompany investments	(50.0)	—	—	50.0	—

Net cash provided by (used in) investing activities	$(150.5)	$(153.9)	$(110.2)	$50.0	$(364.6)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$1,025.6	$—	$182.2	$—	$1,207.8
Repayments of long-term debt	—	(7.6)	(140.4)	—	(148.0)
Payment of financing fees	(37.5)	—	—	—	(37.5)
Net decrease in non-current liabilities	—	(0.6)	(0.7)	—	(1.3)
Repayment of liabilities subject to compromise	(972.7)	(212.3)	—	—	(1,185.0)
Issue intercompany capital	—	—	50.0	(50.0)	—

Net cash provided by (used in) financing activities	$15.4	$(220.5)	$91.1	$(50.0)	$(164.0)

Net decrease in cash and cash equivalents	$(33.1)	$(274.4)	$(12.6)	$—	$(320.1)
Cash and cash equivalents at:
Beginning of period	12.0	291.3	40.2	—	343.5

End of period	$(21.1)	$16.9	$27.6	$—	$23.4

Predecessor Company
Condensed Consolidated Statement of Cash Flows
Year ended August 31, 2002

	Parent		Non-		Consolidated
($ millions)	Company	Guarantors	Guarantors	Eliminations	Totals
Net cash provided by operating activities	$36.9	$286.2	$110.7	$—	$433.8

Cash flows from investing activities:
Purchases of property and equipment	$(0.1)	$(168.6)	$(114.6)	$—	$(283.3)
Proceeds from sale of property and equipment	—	18.2	27.3	—	45.5
Expended on acquisitions	—	(1.2)	(2.4)	—	(3.6)
Net decrease (increase) in investments	2.4	(26.2)	(13.3)	—	(37.1)
Net decrease (increase) in other assets	1.2	(0.4)	2.0	—	2.8
Increase (decrease) in intercompany investments	(40.0)	(1.2)	—	41.2	—

Net cash provided by (used in) investing activities	$(36.5)	$(179.4)	$(101.0)	$41.2	$(275.7)

Cash flows from financing activities:
Proceeds from issue of long-term debt	$—	$—	$172.2	$—	$172.2
Repayments of long-term debt	—	(17.1)	(241.2)	—	(258.3)
Net decrease (increase) in non-current liabilities	—	(15.9)	6.2	—	(9.7)
Issue intercompany capital	—	—	41.2	(41.2)	—

Net cash used in financing activities	$—	$(33.0)	$(21.6)	$(41.2)	$(95.8)

Net increase (decrease) in cash and cash equivalents	$0.4	$73.8	$(11.9)	$—	$62.3
Cash and cash equivalents at:
Beginning of period	11.6	217.5	52.1	—	281.2

End of period	$12.0	$291.3	$40.2	$—	$343.5

Condensed Consolidated Balance Sheet
As of August 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Current assets	$74.9	$644.5	$312.5	$—	$1,031.9
Intercompany receivables (payables) and investments	2,144.6	284.8	(163.5)	(2,265.9)	—
Long-term investments	114.7	71.9	422.0	—	608.6
Property and equipment	—	969.1	656.7	—	1,625.8
Goodwill	—	139.1	—	—	139.1
Contracts and customer relationships	—	200.8	2.2	—	203.0
Long-term deferred income tax assets	5.9	27.3	195.3	—	228.5
Deferred charges and other assets	42.8	16.5	9.0	—	68.3

	$2,382.9	$2,354.0	$1,434.2	$(2,265.9)	$3,905.2

Current liabilities	$35.7	$315.6	$335.3	$—	$686.6
Non-current liabilities	970.7	166.9	704.5	—	1,842.1
Shareholders’ equity	1,376.5	1,871.5	394.4	(2,265.9)	1,376.5

	$2,382.9	$2,354.0	$1,434.2	$(2,265.9)	$3,905.2

Condensed Consolidated Balance Sheet
As of August 31, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals
Current assets	$44.0	$662.7	$241.3	$—	$948.0
Intercompany receivables (payables) and investments	2,083.4	25.9	18.8	(2,128.1)	—
Long-term investments	110.3	164.0	337.8	—	612.1
Property and equipment	—	1,015.7	654.1	—	1,669.8
Goodwill	—	183.1	—	—	183.1
Contracts and customer relationships	—	216.8	0.1	—	216.9
Long-term deferred income tax assets	49.1	—	183.9	(29.8)	203.2
Deferred charges and other assets	46.5	20.2	11.5	—	78.2

	$2,333.3	$2,288.4	$1,447.5	$(2,157.9)	$3,911.3

Current liabilities	$44.1	$296.7	$354.0	$—	$694.8
Non-current liabilities	998.9	215.6	741.5	(29.8)	1,926.2
Shareholders’ equity	1,290.3	1,776.1	352.0	(2,128.1)	1,290.3

	$2,333.3	$2,288.4	$1,447.5	$(2,157.9)	$3,911.3

Note 26 — Valuation and qualifying accounts

Allowance for doubtful accounts and deferred income tax valuation reserves were as follows:

($ in millions)			Predecessor Company
		Three	Nine
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	May 31,	August 31,
	2004	2003	2003	2002
Allowance for doubtful accounts *
Balance at beginning of Period	$533.5	$510.3	$473.2	$538.9
Charged to costs and expenses	2,029.7	454.0	794.0	1,391.4
Amounts written off net of recoveries	(1,969.7)	(430.8)	(757.0)	(1,457.1)
Other **	—	—	0.1	—

Balance at end of period	$593.5	$533.5	$510.3	$473.2

Deferred income tax asset valuation reserve
Balance at beginning of Period	$313.6	$313.6	$846.2	$795.0
Charged to costs and expenses	35.5	—	(50.6)	(34.3)
Reduction applied to goodwill	(44.0)
Amounts written off net of recoveries	—	—	(482.0)	85.5

Balance at end of period	$305.1	$313.6	$313.6	$846.2

*	Includes the allowance for uncompensated care and contractual allowances of the Predecessor Company’s and the Company’s healthcare businesses.

**	Primarily represents the effect of exchange rate changes on asset balances over the periods indicated.