Form 10-Q
period 2004-11-30
LAIDLAW INTERNATIONAL INC
filed 2005-01-10
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

     As of December 31, 2004, there were 103,988,731 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2004	2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$99.4	$158.0
Restricted cash and cash equivalents	92.2	95.0
Short-term deposits and marketable securities	12.6	17.4
Accounts receivable	742.3	588.0
Parts and supplies	51.7	50.6
Deferred income tax assets	56.5	75.5
Other current assets	45.8	47.4

Total current assets	1,100.5	1,031.9

Long-term investments	637.3	608.6

Property and equipment
Land	189.6	186.2
Buildings	177.7	171.9
Vehicles	1,428.1	1,381.1
Other	188.1	182.7

	1,983.5	1,921.9
Less: Accumulated depreciation	377.4	296.1

	1,606.1	1,625.8

Other assets
Goodwill	139.1	139.1
Contracts and customer relationships	199.3	203.0
Deferred income tax assets	235.0	228.5
Deferred charges and other assets	66.2	68.3

	639.6	638.9

Total assets	$3,983.5	$3,905.2

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2004	2004
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$102.1	$115.0
Accrued liabilities	525.1	535.2
Current portion of long-term debt	36.8	36.4

Total current liabilities	664.0	686.6

Long-term debt	1,129.4	1,114.2
Pension liability	184.5	188.3
Other long-term liabilities	557.3	539.6

Total liabilities	2,535.2	2,528.7

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 104.0 million (August 31, 2004 – 103.8 million)	1.0	1.0
Additional paid in capital	1,362.4	1,360.9
Common shares held in trust; 3.8 million issued	(50.0)	(50.0)
Accumulated other comprehensive income	52.7	12.8
Retained earnings	82.2	51.8

Total shareholders’ equity	1,448.3	1,376.5

Total liabilities and shareholders’ equity	$3,983.5	$3,905.2

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended November 30,
	2004	2003
Revenue	$1,227.3	$1,210.3

Compensation expense	688.7	685.0
Accident claims and professional liability expenses	80.0	89.6
Vehicle related costs	68.2	69.9
Occupancy costs	48.9	49.9
Fuel	56.5	44.4
Depreciation	76.5	76.1
Amortization	4.7	4.6
Other operating expenses	123.7	121.3

Operating income	80.1	69.5

Interest expense	(30.4)	(32.7)
Other income, net	1.4	0.9

Income before income taxes	51.1	37.7

Income tax expense	(20.7)	(15.1)

Net income	$30.4	$22.6

Basic earnings per share	$0.30	$0.23

Diluted earnings per share	$0.29	$0.22

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended November 30,
	2004	2003
Net income	$30.4	$22.6

Net unrealized gains (losses) on securities	(0.7)	2.0

Net unrealized gain in interest rate swap	0.7	—

Foreign currency translation adjustments	39.9	23.1

Comprehensive income	$70.3	$47.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended November 30,
	2004	2003
Operating activities
Net income	$30.4	$22.6
Non-cash items included in net income:
Depreciation and amortization	81.2	80.7
Deferred income taxes	19.7	14.1
Other items	5.9	3.8
Increase in claims liability and professional liability insurance accruals	9.4	5.8
Cash used in financing other working capital items	(180.2)	(180.1)
Change in pension liability	(3.6)	0.3
Decrease (increase) in restricted cash and cash equivalents	(6.5)	1.2

Net cash used in operating activities	$(43.7)	$(51.6)

Investing activities
Purchase of property, equipment and other assets, net of proceeds from sale	$(22.9)	$(39.3)
Net increase in investments	(5.0)	(7.7)

Net cash used in investing activities	$(27.9)	$(47.0)

Financing activities
Net increase in long-term debt	$13.2	$69.4
Net increase (decrease) in other long-term liabilities	(0.2)	4.0

Net cash provided by financing activities	$13.0	$73.4

Net decrease in cash and cash equivalents	$(58.6)	$(25.2)

Cash and cash equivalents – beginning of period*	158.0	100.3

Cash and cash equivalents – end of period*	$99.4	$75.1

*These amounts represent the unrestricted cash and cash equivalents

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2004

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

Basis of presentation

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2005. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Accounts receivable and revenue

Trade accounts receivable as of November 30, 2004 are net of $623.3 million (August 31, 2004 - $588.6 million) of allowances for uncompensated care and contractual allowances in the Company’s healthcare transportation and emergency management business segments and net of an allowance for doubtful accounts of $5.8 million (August 31, 2004 — $4.9 million) in the Company’s other three reportable segments.

Note 3 – Intangible assets

The contracts and customer relationships are net of $27.4 million of accumulated amortization at November 30, 2004 (August 31, 2004 — $22.5 million).

Included in deferred charges and other assets are radio frequency licenses totalling $12.0 million at November 30, 2004 (August 31, 2004 — $12.0 million). The licenses are considered to be assets with indefinite lives and as such, are not amortized.

Note 4 – Stock awards and options

Pursuant to the Company’s 2003 Equity and Performance Incentive Plan, the Company issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the date of issue and recorded an expense related to these plans of approximately $1.5 million during the three month period ended November 30, 2004. A summary of stock based compensation issued during the current fiscal year is as follows:

Stock options – On December 8, 2004, the Company issued 452,625 non-qualified stock options to employees and non-employee directors with a strike price of $18.85 per share. The grant price was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

Restricted Shares – On December 8, 2004, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a three-year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.

Deferred Shares – Deferred shares are issued to key employees and vest ratably over a four-year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with the deferred shares. During the three months ended November 30, 2004, 153,933 of previously issued deferred shares vested and the common shares were issued to the employees. On December 8, 2004, the Company issued 275,000 deferred shares.

Note 5 – Pension plans

The Company, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement, 3.8 million shares of the Company’s common stock were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The trustee of the Pension Plan Trust is to sell the stock at the Company’s direction, but in no event later than April 15, 2005, with all net proceeds from the stock sales being contributed directly to the pension plans. As discussed in Note 9 – “Subsequent events”, the Company intends to use a portion of the proceeds from the sale of the healthcare companies to purchase some or all of these shares.

If the net proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the net proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans by April 15, 2005. At November 30, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust. Based upon the closing price of the common stock on the NYSE, the shares had an aggregate market value of $80.8 million at December 31, 2004

The components of net periodic benefit cost for the Company’s pension plans were as follows:

	Three Months Ended November 30,
($ in millions)	2004	2003
Components of net pension benefit cost
Service cost	$2.1	$1.4
Interest cost	14.3	13.6
Expected return on plan assets	(14.4)	(12.8)

Net pension benefit cost	$2.0	$2.2

Note 6 – Material contingencies

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

On May 9, 2002, the Company’s wholly owned subsidiary American Medical Response Inc. (“AMR”) received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents relating to Huguley Hospital and Regional Emergency Services contracts in Texas, Georgia and Colorado. The claims in Texas were resolved in fiscal 2004 pursuant to a settlement agreement whereby AMR was required to pay $5 million. The government investigations in Georgia and Colorado are continuing.

During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. At this juncture, it is not possible to predict the ultimate conclusion of the investigations described in this and the preceding paragraph, nor is it possible to calculate any possible financial exposure, if any, to the Company.

Greyhound Default Judgment

On September 20, 2004, the Company’s wholly owned subsidiary Greyhound Lines, Inc. (“Greyhound”) responded to proceedings brought in Georgia state court in August 2004 (“August Proceedings”) seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. While this action has since been dismissed, it stemmed from an October 1995 default judgment in the amount of approximately $7 million (“1995 Judgment”)

against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (“Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million (“Default Judgment”) was entered by the Georgia state court against Greyhound. Greyhound first learned of the Default Judgment through the August Proceedings and, therefore, was unaware of the garnishment and the Default Judgment and inadvertently failed to contest it. Had the garnishment been timely answered, Greyhound believes that the amount due in response to the garnishment summons would not have exceeded $1,500.

It is now alleged that Greyhound is liable to the Plaintiff in the amount of $15 million, based on the $11 million Default Judgment plus post-judgment interest. Greyhound has filed a Motion to Vacate the Default Judgment in the Court where such judgment was rendered. Based on several legal grounds, Greyhound believes that the Default Judgment is null and void and not enforceable. Greyhound intends to vigorously defend its interests in the litigation. Also refer to the discussion of the potential impact of this litigation on the Greyhound Facility included below.

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

Greyhound Facility

Greyhound is party to a revolving credit facility to fund working capital needs and for general corporate purposes (the “Greyhound Facility”) that expires on October 24, 2006. The Greyhound Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw International, Inc. Although Greyhound’s most recent financial forecast indicates they will remain in compliance with the financial covenants under the Greyhound Facility, increases in fuel prices, softness in discretionary travel or other unforeseen events or changes in assumptions may occur and result in material differences between Greyhound’s future results and the current financial forecast. Those differences could result in management concluding in the future that Greyhound may not be able to remain in compliance with the financial covenants under the Greyhound Facility.

As described above in Legal proceedings, in August 2004, Greyhound became aware of proceedings brought in Georgia state court seeking to enforce a default garnishment judgment. Although Greyhound is seeking to overturn the Default Judgment, unless and until it is declared void, stayed, bonded or paid, the Default Judgment could be deemed to be an event of default under the Greyhound Facility. To date, Greyhound’s lenders have indicated they do not wish to give notice of default or accelerate the repayment of Greyhound’s outstanding obligations under the Greyhound Facility. Any accelerated repayment of Greyhound’s indebtedness could cause defaults under Greyhound’s other debt agreements and force Greyhound to refinance and/or renegotiate all or a significant portion of its outstanding indebtedness. Should the Greyhound Facility be accelerated and Greyhound is unable to renegotiate or refinance its outstanding indebtedness, then Greyhound may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. If the “going concern” basis on which Greyhound’s consolidated financial statements were prepared was not appropriate for those consolidated financial statements, then significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and balance sheet classifications used by Greyhound. Accordingly, if such changes were made to Greyhound’s consolidated financial statements, significant adjustments would be required to the Company’s consolidated financial statements.

Compliance by the Company with the financial and other covenants in its senior secured credit facility is generally not dependent on the financial results or financial condition of Greyhound, as Greyhound’s performance has been excluded for purposes of determining compliance with such provisions. Moreover, consistent with the intent to exclude events solely related to Greyhound, the Company’s senior secured credit facility specifies that a default by Greyhound under the Greyhound Facility or a bankruptcy filing by Greyhound would not be an event of default under the Company’s senior secured credit facility.

However, should Greyhound be unable to continue as a going concern, the Company may be required to honor certain of Greyhound’s lease commitments and pension obligations. The Company’s management believes that any required expenditures with respect to such liabilities would not materially impact the Company’s financial condition.

Environmental matters

The Company’s operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. The Company has incurred, and expects to incur, costs for its operations to comply with these legal requirements, and these costs could increase in the future. In particular, the Company has been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which our waste was allegedly disposed. In addition, management is investigating or engaged in remediation of past contamination at other sites used in the businesses. The Company records liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.

Income tax matters

The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owing, if any.

Contingent bonuses

The Company and two of its subsidiaries, AMR and EmCare Holdings, Inc. (“EmCare”), are parties to an employment agreement effective October 1, 2002 with William A. Sanger under which Mr. Sanger serves as President and Chief Executive Officer of AMR and as Chief Executive Officer of EmCare. Pursuant to the agreement, Mr. Sanger is entitled to a bonus payment upon a sale, or an initial public offering, of the stock of AMR and/or EmCare. This bonus is also payable if Mr. Sanger remains employed on October 1, 2007 and neither a sale nor an initial public offering has occurred. With respect to AMR, the bonus is equal to 5% of the enterprise value of AMR in excess of $410 million at the time of the event that entitles Mr.

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

As discussed in Note 9 – “Subsequent events”, on December 6, 2004 the Company announced that it had entered into definitive agreements to sell both of its healthcare companies, AMR and EmCare. Completion of the sales transaction, anticipated no later than the end of March 2005, would trigger the payment of these bonuses in accordance with the employment agreements.

Note 7 – Earnings per share

The basic earnings per share figures are calculated using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three month periods ended November 30, 2004 and 2003 assumes the sale on the open market of the Company’s common shares held in trust and the dilutive effect of the Company’s stock based compensation.

	Three Months Ended November 30,
(in millions except per share amounts)	2004	2003
Net earnings available to common shareholders	$30.4	$22.6

Weighted average number of common shares outstanding
Basic	100.0	100.0
Shares held in pension plan trust	3.8	3.8
Stock based compensation	0.3	—

Diluted	104.1	103.8

Net earnings per common share
Basic	$0.30	$0.23
Diluted	$0.29	$0.22

Note 8 – Segment information

The Company has five reportable segments: education services, public transit services, Greyhound, healthcare transportation services and emergency management services. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three months ended November 30, 2004 and 2003 are as follows:

	Three Months Ended November 30,
($ in millions)	2004	2003
Education services
Revenue	$451.9	$455.7
EBITDA	114.2	109.5

Public transit services
Revenue	$77.0	$72.1
EBITDA	3.6	0.5

Greyhound
Revenue	$284.8	$287.1
EBITDA	12.2	10.6

Healthcare transportation services
Revenue	$269.9	$262.0
EBITDA	22.8	19.0

Emergency management services
Revenue	$143.7	$133.4
EBITDA	8.5	10.6

Consolidated Total

Revenue	$1,227.3	$1,210.3

EBITDA	161.3	150.2
Depreciation and amortization expense	(81.2)	(80.7)

Operating income	80.1	69.5
Interest expense	(30.4)	(32.7)
Other income, net	1.4	0.9
Income tax expense	(20.7)	(15.1)

Net income	$30.4	$22.6

The Company’s goodwill balance of $139.1 million (August 31, 2004 — $139.1 million) is composed of goodwill from the Education services segment.

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2004 with the exception of the education services segment where total identifiable assets at November 30, 2004 were $1,338.7 million compared to $1,222.8 million at August 31, 2004. The increase is primarily due to seasonal accounts receivable changes.

Note 9 – Subsequent events

On December 6, 2004 the Company announced that it had entered into definitive agreements to sell both of its healthcare companies, AMR and EmCare, to EMSC, Inc., an affiliate of Onex Partners LP and Onex Corporation, for approximately $818 million. Completion of the transactions is anticipated to occur by the end of March, 2005, and is subject to normal and customary closing conditions.

Net cash proceeds to the Company are expected to be approximately $775 million after debt assumed by the buyer and payment of transaction costs. Proceeds from the transactions will be used in part to retire all outstanding borrowings under the Company’s Term B senior secured term facility ($579 million at November 30, 2004). The Company also intends to use a portion of the proceeds from the sale of the healthcare companies to purchase some or all of the shares held in the Pension Plan Trust. While the Company will realize a substantial gain on sale, there will be no federal cash tax obligation as a result of the transactions.

Note 10 – Condensed financial statements of restricted subsidiaries

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

Condensed Consolidated Statement of Operations
Three Months Ended November 30, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,004.7	$222.6	$1,227.3
Compensation expense	594.7	94.0	688.7
Accident claims and professional liability expenses	62.9	17.1	80.0
Vehicle related costs	36.9	31.3	68.2
Occupancy costs	29.4	19.5	48.9
Fuel	37.8	18.7	56.5
Depreciation	64.4	12.1	76.5
Amortization	4.7	—	4.7
Other operating expenses	89.4	34.3	123.7

Operating income (loss)	84.5	(4.4)	80.1
Interest expense	(21.7)	(8.7)	(30.4)
Other income, net	1.2	0.2	1.4

Income (loss) before income taxes	64.0	(12.9)	51.1
Income tax benefit (expense)	(25.9)	5.2	(20.7)

Net income (loss)	$38.1	$(7.7)	$30.4

Condensed Consolidated Statement of Operations
Three Months Ended November 30, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$980.1	$230.2	$1,210.3
Compensation expense	583.8	101.2	685.0
Accident claims and professional liability expenses	73.0	16.6	89.6
Vehicle related costs	35.5	34.4	69.9
Occupancy costs	30.1	19.8	49.9
Fuel	30.9	13.5	44.4
Depreciation	65.6	10.5	76.1
Amortization	4.6	—	4.6
Other operating expenses	85.4	35.9	121.3

Operating income (loss)	71.2	(1.7)	69.5
Interest expense	(25.9)	(6.8)	(32.7)
Other income (expenses), net	1.1	(0.2)	0.9

Income (loss) before income taxes	46.4	(8.7)	37.7
Income tax benefit (expense)	(18.6)	3.5	(15.1)

Net income (loss)	$27.8	$(5.2)	$22.6

Condensed Consolidated Statement of Cash Flows
Three Months Ended November 30, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash used in operating activities	$(28.4)	$(15.3)	$(43.7)

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(20.8)	$(2.1)	$(22.9)
Net (increase) decrease in investments	5.1	(10.1)	(5.0)

Net cash used in investing activities	$(15.7)	$(12.2)	$(27.9)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$13.5	$(0.3)	$13.2
Net increase (decrease) in non-current liabilities	1.3	(1.5)	(0.2)

Net cash provided by (used in) financing activities	$14.8	$(1.8)	$13.0

Net decrease in cash and cash equivalents	$(29.3)	$(29.3)	$(58.6)
Cash and cash equivalents at:
Beginning of period	98.0	60.0	158.0

End of period	$68.7	$30.7	$99.4

Condensed Consolidated Statement of Cash Flows
Three Months Ended November 30, 2003

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash used in operating activities	$(49.8)	$(1.8)	$(51.6)

Cash flows from investing activities:
Purchase of property, equipment and other assets, net of proceeds from sale	$(32.8)	$(6.5)	$(39.3)
Net increase in investments	(6.0)	(1.7)	(7.7)

Net cash used in investing activities	$(38.8)	$(8.2)	$(47.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$85.0	$(15.6)	$69.4
Net increase in non-current liabilities	4.0	—	4.0

Net cash provided by (used in) financing activities	$89.0	$(15.6)	$73.4

Net increase (decrease) in cash and cash equivalents	$0.4	$(25.6)	$(25.2)
Cash and cash equivalents at:
Beginning of period	55.1	45.2	100.3

End of period	$55.5	$19.6	$75.1

Condensed Consolidated Balance Sheet
November 30, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$68.7	$30.7	$99.4
Restricted cash and cash equivalents	92.2	—	92.2
Short-term deposits and marketable securities	12.6	—	12.6
Accounts receivable	714.7	27.6	742.3
Parts and supplies	41.3	10.4	51.7
Deferred income tax assets	37.5	19.0	56.5
Other current assets	33.5	12.3	45.8

Total current assets	1,000.5	100.0	1,100.5

Long-term investments	561.7	75.6	637.3
Property and equipment	1,267.4	338.7	1,606.1
Goodwill	139.1	—	139.1
Contracts and customer relationships	199.3	—	199.3
Deferred income tax assets	95.7	139.3	235.0
Deferred charges and other assets	57.5	8.7	66.2

Total assets	$3,321.2	$662.3	$3,983.5

Current liabilities
Accounts payable	$77.0	$25.1	$102.1
Accrued liabilities	414.5	110.6	525.1
Current portion of long-term debt	34.1	2.7	36.8

Total current liabilities	525.6	138.4	664.0

Long-term debt	992.5	136.9	1,129.4
Pension liability	11.6	172.9	184.5
Other long-term liabilities	375.2	182.1	557.3

Total liabilities	1,904.9	630.3	2,535.2

Shareholders’ equity	1,416.3	32.0	1,448.3

Total liabilities and shareholders’ equity	$3,321.2	$662.3	$3,983.5

Condensed Consolidated Balance Sheet
August 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$98.0	$60.0	$158.0
Restricted cash and cash equivalents	95.0	—	95.0
Short-term deposits and marketable securities	17.4	—	17.4
Accounts receivable	558.1	29.9	588.0
Parts and supplies	40.8	9.8	50.6
Deferred income tax assets	52.6	22.9	75.5
Other current assets	37.7	9.7	47.4

Total current assets	899.6	132.3	1,031.9

Long-term investments	543.1	65.5	608.6
Property and equipment	1,277.8	348.0	1,625.8
Goodwill	139.1	—	139.1
Contracts and customer relationships	203.0	—	203.0
Deferred income tax assets	98.4	130.1	228.5
Deferred charges and other assets	59.3	9.0	68.3

Total assets	$3,220.3	$684.9	$3,905.2

Current liabilities
Accounts payable	$88.5	$26.5	$115.0
Accrued liabilities	409.4	125.8	535.2
Current portion of long-term debt	34.0	2.4	36.4

Total current liabilities	531.9	154.7	686.6

Long-term debt	978.8	135.4	1,114.2
Pension liability	13.8	174.5	188.3
Other long-term liabilities	359.0	180.6	539.6

Total liabilities	1,883.5	645.2	2,528.7
Shareholders’ equity	1,336.8	39.7	1,376.5

Total liabilities and shareholders’ equity	$3,220.3	$684.9	$3,905.2

Note 11 – Guarantors of Senior Notes

The Company’s $406.0 million Senior Notes are guaranteed by the Company’s subsidiaries, except for the Unrestricted Subsidiaries, the Company’s Canadian subsidiaries and any of the Company’s insurance subsidiaries. The condensed consolidated financial statements for the guarantors, the non-guarantors and the parent company (Laidlaw International, Inc.) are as follows:

Condensed Consolidated Statement of Operations
Three months ended November 30, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$887.0	$340.3	$—	$1,227.3
Operating, selling, general and administrative expenses	0.1	758.3	307.6	—	1,066.0
Depreciation and amortization expense	—	58.2	23.0	—	81.2
Intercompany management fees (income)	—	(1.6)	1.6	—	—

Operating income (loss)	(0.1)	72.1	8.1	—	80.1
Interest expense	(21.2)	(1.1)	(8.1)	—	(30.4)
Intercompany interest income (expense)	(2.4)	3.1	(0.7)	—	—
Other income, net	0.4	—	1.0	—	1.4
Equity in earnings (loss) of intercompany investments	44.3	(7.7)	—	(36.6)	—

Income (loss) before income taxes	21.0	66.4	0.3	(36.6)	51.1
Income tax benefit (expense)	9.4	(30.0)	(0.1)	—	(20.7)

Net income (loss)	$30.4	$36.4	$0.2	$(36.6)	$30.4

Condensed Consolidated Statement of Operations
Three months ended November 30, 2003

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$872.5	$337.8	$—	$1,210.3
Operating, selling, general and administrative expenses	—	743.3	316.8	—	1,060.1
Depreciation and amortization expense	—	60.2	20.5	—	80.7
Intercompany management fees (income)	—	(0.8)	0.8	—	—

Operating income (loss)	—	69.8	(0.3)	—	69.5
Interest expense	(25.4)	(0.4)	(6.9)	—	(32.7)
Intercompany interest income (expense)	(0.5)	1.1	(0.6)	—	—
Other income, net	0.3	0.3	0.3	—	0.9
Equity in earnings (loss) of intercompany investments	38.0	(5.9)	—	(32.1)	—

Income (loss) before income taxes	12.4	64.9	(7.5)	(32.1)	37.7
Income tax benefit (expense)	10.2	(28.3)	3.0	—	(15.1)

Net income (loss)	$22.6	$36.6	$(4.5)	$(32.1)	$22.6

Condensed Consolidated Statement of Cash Flows
Three months ended November 30, 2004

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals

Net cash provided by (used in) operating activities	$27.2	$(91.1)	$20.2	$(43.7)

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(18.0)	$(4.9)	$(22.9)
Net decrease (increase) in investments	3.8	3.7	(12.5)	(5.0)

Net cash provided by (used in) investing activities	$3.8	$(14.3)	$(17.4)	$(27.9)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$15.5	$(1.5)	$(0.8)	$13.2
Net increase (decrease) in non-current liabilities	—	1.5	(1.7)	(0.2)
Increase (decrease) in intercompany advances	(80.2)	103.0	(22.8)	—

Net cash provided by (used in) financing activities	$(64.7)	$103.0	$(25.3)	$13.0

Net decrease in cash and cash equivalents	$(33.7)	$(2.4)	$(22.5)	$(58.6)
Cash and cash equivalents at:
Beginning of period	71.5	8.3	78.2	158.0

End of period	$37.8	$5.9	$55.7	$99.4

Condensed Consolidated Statement of Cash Flows
Three months ended November 30, 2003

	Parent		Non-	Consolidated
($ millions)	Company	Guarantors	Guarantors	Totals

Net cash provided by (used in) operating activities	$(18.9)	$(81.8)	$49.1	$(51.6)

Cash flows from investing activities:
Purchases of property, equipment and other assets, net of proceeds from sale	$—	$(13.7)	$(25.6)	$(39.3)
Net decrease (increase) in investments	1.6	1.2	(10.5)	(7.7)

Net cash provided by (used in) investing activities	$1.6	$(12.5)	$(36.1)	$(47.0)

Cash flows from financing activities:
Net increase (decrease) in long-term debt	$83.8	$(1.7)	$(12.7)	$69.4
Net increase (decrease) in non-current liabilities	—	(1.9)	5.9	4.0
Increase (decrease) in intercompany advances	(88.4)	121.8	(33.4)	—

Net cash provided by (used in) financing activities	$(4.6)	$118.2	$(40.2)	$73.4

Net increase (decrease) in cash and cash equivalents	$(21.9)	$23.9	$(27.2)	$(25.2)
Cash and cash equivalents at:
Beginning of period	40.8	3.8	55.7	100.3

End of period	$18.9	$27.7	$28.5	$75.1

Condensed Consolidated Balance Sheet
As of November 30, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$40.8	$777.6	$282.1	$—	$1,100.5
Intercompany receivables (payables) and investments	2,280.1	220.1	(158.6)	(2,341.6)	—
Long-term investments	110.2	79.3	447.8	—	637.3
Property and equipment	—	934.5	671.6	—	1,606.1
Goodwill	—	139.1	—	—	139.1
Contracts and customer relationships	—	197.1	2.2	—	199.3
Long-term deferred income tax assets	7.1	16.5	211.4	—	235.0
Deferred charges and other assets	40.9	16.6	8.7	—	66.2

	$2,479.1	$2,380.8	$1,465.2	$(2,341.6)	$3,983.5

Current liabilities	$45.8	$293.1	$325.1	$—	$664.0
Non-current liabilities	985.1	179.8	706.3	—	1,871.2
Shareholders’ equity	1,448.2	1,907.9	433.8	(2,341.6)	1,448.3

	$2,479.1	$2,380.8	$1,465.2	$(2,341.6)	$3,983.5

Condensed Consolidated Balance Sheet
As of August 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$74.9	$644.5	$312.5	$—	$1,031.9
Intercompany receivables (payables) and investments	2,144.6	284.8	(163.5)	(2,265.9)	—
Long-term investments	114.7	71.9	422.0	—	608.6
Property and equipment	—	969.1	656.7	—	1,625.8
Goodwill	—	139.1	—	—	139.1
Contracts and customer relationships	—	200.8	2.2	—	203.0
Long-term deferred income tax assets	5.9	27.3	195.3	—	228.5
Deferred charges and other assets	42.8	16.5	9.0	—	68.3

	$2,382.9	$2,354.0	$1,434.2	$(2,265.9)	$3,905.2

Current liabilities	$35.7	$315.6	$335.3	$—	$686.6
Non-current liabilities	970.7	166.9	704.5	—	1,842.1
Shareholders’ equity	1,376.5	1,871.5	394.4	(2,265.9)	1,376.5

	$2,382.9	$2,354.0	$1,434.2	$(2,265.9)	$3,905.2

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate overview

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three month period ended November 30, 2004 compared to the three month period ended November 30, 2003 and the Company’s consolidated financial position at November 30, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2004. As used in this Report, all references to the “Company”, “we”, “us”, “our” and similar references are to Laidlaw International, Inc.

We operate in five reportable segments: education services, public transit services, Greyhound, healthcare transportation services and emergency management services. See Note 8 – “Segment Information” of Notes to Consolidated Financial Statements in this Report.

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the Company is required to segregate the consolidated results of operations between the Restricted and Unrestricted Subsidiaries as defined in Note 10 – “Condensed financial statements of restricted subsidiaries” of the Notes to the Consolidated Financial Statements included in this Report.

Non-GAAP Measures

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 8 – “Segment information” of Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to net income and net cash used in operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three Months ended November 30,
($ in millions)	2004	2003
EBITDA	$161.3	$150.2

Depreciation and amortization	(81.2)	(80.7)
Interest expense	(30.4)	(32.7)
Other income, net	1.4	0.9
Income tax expense	(20.7)	(15.1)

Net income	$30.4	$22.6

	Three Months ended November 30,
($ in millions)	2004	2003

EBITDA	$161.3	$150.2

Cash paid for interest	(20.0)	(20.2)
Cash received (paid) for income taxes	(0.6)	1.1
Increase in claims liabilities and professional liability reserves	9.4	5.8
Cash used in financing other working capital items	(185.5)	(189.6)
Decrease (increase) in restricted cash and cash equivalents	(6.5)	1.2
Other	(1.8)	(0.1)

Net cash used in operating activities	$(43.7)	$(51.6)

Net cash used in investing activities	$(27.9)	$(47.0)

Net cash provided by financing activities	$13.0	$73.4

Results of Operations

Three months ended November 30, 2004 and 2003

	Percentage of Revenue
	Three Months ended
	November 30,	November 30,
	2004	2003
Revenue	100.0%	100.0%

Compensation expense	56.1	56.6
Accident claims and professional liability expenses	6.5	7.4
Vehicle related costs	5.6	5.8
Occupancy costs	4.0	4.1
Fuel	4.6	3.7
Depreciation	6.2	6.3
Amortization	0.4	0.4
Other operating expenses	10.1	10.0

Operating income	6.5	5.7

Interest expense	(2.4)	(2.7)
Other income, net	0.1	0.1

Income before income taxes	4.2	3.1
Income tax expense	(1.7)	(1.2)

Net income	2.5%	1.9%

Revenue

The sources of revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
	Three months ended		Percentage
	November 30,	November 30,	Increase
	2004	2003	(Decrease)
Education services	$451.9	$455.7	(0.8)%
Public Transit services	77.0	72.1	6.8
Greyhound	284.8	287.1	(0.8)
Healthcare Transportation services	269.9	262.0	3.0
Emergency Management services	143.7	133.4	7.7

Total	$1,227.3	$1,210.3	1.4%

Restricted Subsidiaries	$1,004.7	$980.1	2.5%
Unrestricted Subsidiaries	222.6	230.2	(3.3)

Total	$1,227.3	$1,210.3	1.4%

EBITDA

EBITDA by segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

	EBITDA
	Three months ended		Percentage
	November 30,	November 30,	Increase
	2004	2003	(Decrease)
Education services	$114.2	$109.5	4.3%
Public Transit services	3.6	0.5	620.0
Greyhound	12.2	10.6	15.1
Healthcare Transportation services	22.8	19.0	20.0
Emergency Management services	8.5	10.6	(19.8)

Total	$161.3	$150.2	7.4%

Restricted Subsidiaries	$153.6	$141.4	8.6%
Unrestricted Subsidiaries	7.7	8.8	(12.5)

Total	$161.3	$150.2	7.4%

Education services

Revenue in the education services segment decreased by $3.8 million from the three months ended November 30, 2003. Revenue reductions due to fewer operating days and lost contracts were largely offset by new contracts and price increases and, to a lesser extent, the strengthening of the Canadian currency relative to the U.S. dollar. The effect of the increase in value of the Canadian currency mitigated the reduction in revenue by $3.7 million in the quarter.

In the three months ended November 30, 2004, EBITDA in the education services segment improved $4.7 million over the three months ended November 30, 2003 primarily due to lower accident claims costs, somewhat offset by increased fuel expenses. The effect of the increase in the Canadian currency increased EBITDA 1% over the prior year.

Public transit

Revenue in the public transit services segment increased $4.9 million from the three months ended November 30, 2003. New contracts, net of lost contracts, contributed $2.8 million of revenue in the first three months of 2004 and the remaining increase was due to volume and price increases over last year.

EBITDA in the public transit services segment in the three months ended November 30, 2004 improved $3.1 million over the same period in 2003 primarily due to the increase in revenue, lower accident claims costs and lower compensation costs as a percentage of revenue due to productivity improvements, somewhat offset by increased fuel expenses.

Greyhound

Revenue in the Greyhound segment during the three months ended November 30, 2004 declined $2.3 million from the three months ended November 30, 2003, principally due to a decrease in passenger revenue somewhat offset by an increase in the Canadian exchange rate. Passenger revenue and miles driven are down due to management’s focus on improving profitability by reducing lower yielding long-distance trips and eliminating low-performing routes or frequencies. Had there been no change in the exchange rate, revenue would have decreased by $6.5 million for the three months ended November 30, 2004.

In the three months ended November 30, 2004, EBITDA in the Greyhound segment was $1.6 million higher than the three months ended November 30, 2003. The improvement in Greyhound’s EBITDA is primarily due to management’s continued focus on improving revenue per bus mile by increasing ticket prices, particularly for long haul travel, and reducing operating costs. These actions reduced compensation costs and vehicle related costs as a percentage of revenue, however, the improvements were somewhat offset by an increase in fuel costs.

Healthcare transportation services

The $7.9 million increase in revenue during the three months ended November 30, 2004 in the healthcare transportation services segment is primarily due to scheduled rate increases for ambulance transports which more than offset a reduction in total transports quarter over quarter.

In the three months ended November 30, 2004, EBITDA in the healthcare transportation services segment was $3.8 million higher than 2003 principally due to the increased revenue and reduced accident claim and professional liability costs.

Emergency management services

The $10.3 million increase in revenue in the emergency management services segment during the three months ended November 30, 2004 is primarily attributable to an increase in patient visits, primarily from new contracts and, to a lesser extent, an increase in revenue per visit.

The emergency management services segment EBITDA decreased $2.1 million during the three months ended November 30, 2004 due to an increase in long-term incentive costs, reduced profitability in our Florida operations due to the effects of hurricanes and higher compensation cost as a percentage of revenue at certain contracts that had lower than planned patient visits. Staffing reductions and subsidy improvements have been, or are being, put in place to address the underperforming contracts.

Restricted Subsidiaries

The $24.6 million increase in the Restricted Subsidiaries revenue during the three months ended November 30, 2004, is primarily a result of the increase in revenue in the public transit services, healthcare transportation services and emergency management services segments discussed above.

In the three months ended November 30, 2004, EBITDA for the Restricted Subsidiaries improved $12.2 million over the three months ended November 30, 2003 primarily due to increases in revenue and lower accident claims costs, somewhat offset by increased fuel expenses.

Unrestricted Subsidiaries

The Unrestricted Subsidiaries revenue decreased $7.6 million during the three months ended November 30, 2004, primarily due to reduced passenger revenue and miles driven as discussed in the Greyhound segment above.

In the three months ended November 30, 2004, EBITDA in the Unrestricted Subsidiaries decreased $1.1 million compared to the three months ended November 30, 2003 due to fuel cost increases that more than offset reductions in other operating cost categories.

Depreciation expense

Depreciation expense for the three months ended November 30, 2004 increased $0.4 million over the three months ended November 30, 2003, reflecting a $1.6 million increase in depreciation for the Unrestricted Subsidiaries and a $1.2 million decrease in depreciation for the Restricted Subsidiaries. The decline in the Restricted Subsidiaries is principally due to a slight increase in the estimated useful lives of certain model school buses, while the increase in the Unrestricted Subsidiaries is principally due to a decrease in the estimated useful lives of Greyhound buses.

Amortization expense

Amortization expense for the three months ended November 30, 2004 was $4.7 million, an increase of $0.1 million compared to the same period in 2003. Amortization is primarily related to customer contracts capitalized under fresh start accounting. Virtually all of the amortization expense was recorded by the Restricted Subsidiaries.

Interest expense

In the three months ended November 30, 2004, interest expense decreased $2.3 million compared to the three months ended November 31, 2003. Approximately $2.0 million of the reduction was due to lower interest rates on the Term B facility and the remainder was due to lower average borrowings outstanding.

Other income, net

Other income, net was $1.4 million in the three months ended November 30, 2004 compared to $0.9 million in the three months ended November 30, 2003.

Income tax expense

Income tax expense for the three months ended November 31, 2004 was $20.7 million compared to $15.1 million in the three months ended November 30, 2003. The effective tax rate was 40.5% in the first three months of fiscal 2005 compared to 40.0% in the first three months of fiscal 2004. Of the $20.7 million provided in the three months ended November 30, 2004, $1.0 million represents cash taxes payable and the balance reflects the utilization of deferred tax assets.

Liquidity and capital resources

For the three months ended November 30, 2004, cash used in operating activities was $43.7 million compared to $51.6 million in the three months ended November 30, 2003. Net expenditures for the purchase of capital assets for normal replacement requirements and increases in service was $22.9 million in the three months ended November 30, 2004 compared to $39.3 million for the three months ended November 30, 2003. The decline in capital expenditures was principally due to the deferral of some vehicle purchases in our education services segment from the first quarter of fiscal 2005 to later quarters.

The Company utilizes a senior secured revolving credit facility (the “Revolver”) due June 2008 to finance current operating needs. Under the Revolver, as of November 30, 2004, there were $30.0 million cash borrowings, $13.9 million for the issuance of letters of credit and $64.3 million was reserved for guarantee obligations on Greyhound vehicle leases, leaving total availability of $91.8 million. Greyhound utilizes its own revolving line of credit (the “Greyhound Facility”). As of November 30, 2004, Greyhound had no cash borrowings under the Greyhound Facility, had issued letters of credit of $61.5 million and had credit availability of $43.6 million. See Note 6 - “Material contingencies” for further discussion of the Greyhound Facility.

Under the terms of the Company’s various debt agreements the Company is required to meet certain financial covenants, including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. Except as discussed in Note 6 — “Material contingencies” regarding the Greyhound Facility, as of November 30, 2004, the Company was in compliance with all such covenants.

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

As discussed in Note 9 – “Subsequent events”, net proceeds realized from the sale of our healthcare businesses, expected to be approximately $775 million, will be used in part to retire all outstanding borrowings under the Company’s Term B senior secured term facility ($579 million at November 30, 2004) and also to purchase some or all of the 3.8 million shares held in the Pension Plan Trust.

Commitments and Contingencies

Reference is made to Note 21 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2004 for a description of the Company’s material commitments. Reference is made to Note 6 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

Forward-looking statements

Certain statements contained in this report on Form 10-Q, including statements regarding the status of future operating results and market opportunities and other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of terminology such as: believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, continue, project, positioned, strategy and similar expressions. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to:

-	Economic and other market factors, including competitive pressures and changes in pricing policies;

-	The ability to implement initiatives designed to increase operating efficiencies or improve results;

-	The successful completion of the sale of its healthcare companies, AMR and EmCare;

-	Greyhound Lines’ ability to continue operating as a going concern;

-	Control of costs related to accident and other risk management claims;

-	Costs and risks associated with litigation;

-	Changes in interpretations of existing, or the adoption of new legislation, regulations or other laws;

-	Changes in homeland security or terrorist activity;

-	Significant restrictive covenants in the Company’s and its subsidiaries’ various credit facilities;

-	Potential changes in the mix of businesses we operate; and

-	Increases in prices of fuel and shortages.

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

LAIDLAW INTERNATIONAL, INC.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the disclosures provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as set forth in the Company’s Form 10-K for the year ended August 31, 2004.

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

As previously disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, the Company’s internal control over financial reporting had not previously included quarterly procedures to verify enacted tax rates and adjust the rate used to value our deferred tax assets for any changes that might have occurred during such quarterly period. Management determined that this internal control deficiency represented a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No.2. Beginning with the most recent fiscal quarter, quarterly controls and procedures have been strengthened to require verification of applicable tax rates and adjust, if needed, our effective tax rate for tax changes enacted during such period by taxing authorities in the jurisdictions in which the Company conducts business.

LAIDLAW INTERNATIONAL, INC.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended August 31, 2004 for a description of certain legal proceedings presently pending. There are no material new matters to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K during the quarter ended November 30, 2004

Current Report on Form 8-K, dated November 10, 2004, filed with the Securities and Exchange Commission and relating to the Company’s press release announcing its financial results for the fourth fiscal quarter of 2004, guidance for fiscal 2005 and the intention of the Company to restate the results of the second and third quarters of 2004 due to changes in the Canadian tax rates that were not properly reflected in the financial statements as originally filed in Forms 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.

	By:	/s/ Douglas A. Carty

Date: January 10, 2005	Douglas A. Carty
Senior Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer