Form 10-Q
period 2005-02-28
LAIDLAW INTERNATIONAL INC
filed 2005-04-11
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

     As of March 31, 2005, there were 100,207,841 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)
(unaudited)

	February 28,	August 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$296.4	$154.2
Accounts receivable, less allowance for doubtful accounts of $5.8 ($4.9 - August 31, 2004)	344.8	194.1
Insurance collateral	108.7	98.9
Parts and supplies	33.2	32.0
Deferred income tax assets	37.4	41.3
Other current assets	25.0	22.7
Discontinued operations	—	488.8

Total current assets	845.5	1,032.0

Property and equipment
Land	185.7	184.1
Buildings	164.9	157.7
Vehicles	1,361.1	1,295.9
Other	105.9	101.5

	1,817.6	1,739.2
Less: Accumulated depreciation	377.5	246.8

	1,440.1	1,492.4

Other assets
Insurance collateral	375.8	354.5
Other long-term investments	100.6	155.2
Goodwill	—	139.1
Contracts and customer relationships	79.5	118.6
Deferred income tax assets	312.6	166.4
Deferred charges and other assets	24.9	60.9
Discontinued operations	—	429.3

	893.4	1,424.0

Total assets	$3,179.0	$3,948.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)
(unaudited)

	February 28,	August 31,
	2005	2004
LIABILITIES

Current liabilities
Accounts payable	$69.1	$76.9
Accrued liabilities	200.6	192.9
Current portion of insurance reserves	171.2	175.0
Current portion of long-term debt	4.0	29.2
Discontinued operations	—	212.6

Total current liabilities	444.9	686.6

Long-term debt	540.3	1,105.9
Insurance reserves	326.6	325.2
Pension liability	99.6	188.3
Other long-term liabilities	97.1	84.0
Discontinued operations	—	181.9

Total liabilities	1,508.5	2,571.9

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 100.2 million (August 31, 2004 – 103.8 million)	1.0	1.0
Additional paid in capital	1,312.6	1,360.9
Common shares held in trust; (August 31, 2004 - 3.8 million shares issued and outstanding)	—	(50.0)
Accumulated other comprehensive income	38.5	12.8
Retained earnings	318.4	51.8

Total shareholders’ equity	1,670.5	1,376.5

Total liabilities and shareholders’ equity	$3,179.0	$3,948.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Revenue	$763.7	$761.6	$1,577.4	$1,576.5

Compensation expense	390.1	397.9	793.7	809.8
Insurance and accident claim costs	34.1	61.5	90.2	126.2
Vehicle related costs	63.8	63.7	127.1	129.0
Occupancy costs	39.9	39.8	77.1	78.3
Fuel	48.0	41.1	98.9	81.1
Depreciation and amortization	65.0	60.9	133.2	127.9
Other operating expenses	71.9	77.2	147.2	152.5

Operating income	50.9	19.5	110.0	71.7

Interest expense	(19.8)	(19.4)	(39.1)	(38.0)
Other income (expense), net	3.6	(4.5)	5.0	(3.7)

Income (loss) from continuing operations before income taxes	34.7	(4.4)	75.9	30.0

Income tax benefit (expense)	(14.0)	8.2	(30.4)	(5.2)

Income from continuing operations	20.7	3.8	45.5	24.8

Income from discontinued operations	215.5	3.4	221.1	5.0

Net income	$236.2	$7.2	$266.6	$29.8

Basic earnings per share
Continuing operations	$0.21	$0.04	$0.45	$0.25
Discontinued operations	2.15	0.03	2.21	0.05

Net income	$2.36	$0.07	$2.66	$0.30

Diluted earnings per share
Continuing operations	$0.20	$0.04	$0.44	$0.24
Discontinued operations	2.08	0.03	2.13	0.05

Net income	$2.28	$0.07	$2.57	$0.29

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net income	$236.2	$7.2	$266.6	$29.8

Net unrealized gain (loss) on securities and interest rate swap	(0.8)	2.8	(0.8)	4.8

Foreign currency translation adjustments	(13.4)	(12.2)	26.5	10.9

Comprehensive income (loss)	$222.0	$(2.2)	$292.3	$45.5

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	February 28,	February 29,
	2005	2004
Operating activities
Net income	$266.6	$29.8
Less: income from discontinued operations	(221.1)	(5.0)
Non-cash adjustments to net income
Depreciation and amortization	133.2	127.9
Deferred income taxes	28.8	3.3
Other non-cash items	10.1	6.6
Net change in certain operating assets and liabilities
Accounts receivable	(130.0)	(110.6)
Insurance collateral	(23.7)	(43.1)
Accounts payable and accrued liabilities	(6.0)	3.7
Insurance reserves	(11.7)	18.5
Other assets and liabilities	8.0	16.8

Net cash provided by operating activities	$54.2	$47.9

Investing activities
Net capital expenditures	$(52.6)	$(89.4)
Expended on acquisitions	(1.6)	(1.3)
Net decrease in investments	14.7	33.7
Net proceeds received from sale of businesses	789.1	—

Net cash provided by (used in) investing activities	$749.6	$(57.0)

Financing activities
Pay down Term B facility	$(593.8)	$(12.5)
Net Increase (decrease) in other long-term debt	(1.8)	32.4
Decrease in credit facility cash collateral	40.0	—
PBGC Trust share repurchase	(84.5)	—

Net cash provided by (used in) financing activities	$(640.1)	$19.9

Net cash used by discontinued operations	$(21.5)	$(29.2)

Net increase (decrease) in cash and cash equivalents	$142.2	$(18.4)

Cash and cash equivalents – beginning of period	154.2	94.0

Cash and cash equivalents – end of period	$296.4	$75.6

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2005

Note 1 – Corporate overview and basis of presentation

Corporate overview

Laidlaw International, Inc. (the “Company”) operates in three reportable business segments: education services, public transit services and Greyhound. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. The public transit services segment provides fixed-route municipal bus service and paratransit bus transportation for riders with disabilities. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. As discussed in Note 2 – “Discontinued operations”, during the second quarter of fiscal 2005, the healthcare transportation services and emergency management services segments were sold and are presented as discontinued operations.

Basis of presentation

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2005. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Prior period amounts have been reclassified to reflect the discontinuance of the healthcare businesses and also to conform to the current period presentation.

Note 2 – Discontinued operations

On February 10, 2005 the Company completed the sale of its healthcare transportation services and emergency management services segments to an affiliate of Onex Corporation for $818.0 million. After payment of transaction costs, net cash proceeds received by the Company were $789.1 million. Proceeds from the transaction were used in part to retire all outstanding borrowings under the Company’s Term B senior secured term facility aggregating $574.1 million.

The following table details the components of income from discontinued operations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
($ in millions)	2005	2004	2005	2004
Revenue	$282.6	$400.9	$696.2	$796.3

Pre-tax income from operations	8.6	6.7	18.5	10.0
Provision for income taxes	(3.5)	(3.3)	(7.8)	(5.0)

Income from operations	5.1	3.4	10.7	5.0

Pre-tax gain on sale of businesses	201.0	—	201.0	—
Income tax benefit	9.4	—	9.4	—

Gain on sale after taxes	210.4	—	210.4	—

Income from discontinued operations	$215.5	$3.4	$221.1	$5.0

For all periods presented, the Company has allocated interest expense under the Term B and Revolver to discontinued operations since the Company was required by the creditors to pay off the debt upon sale of the healthcare businesses. Additionally, $23.6 million of deferred financing fees related to the Term B and Revolver were written off against the gain on sale in discontinued operations giving rise to the $9.4 million tax benefit allocated to the gain on sale. While the remaining amount is a gain for book purposes, for tax purposes the sale generated a substantial capital loss. As discussed in Note 6 – “Income Taxes”, the Company has provided a full valuation allowance against the capital loss carryforward.

Note 3 – Goodwill and other intangible assets

On August 31, 2004, as a result of fresh start accounting, the Company had recorded goodwill of $139.1 million and other intangibles including contract values of $118.6 million. The Company also had established a valuation reserve against a portion of its deferred tax assets.

As discussed in Note 6 – “Income Taxes”, during the second quarter of 2005, the Company reduced its deferred tax valuation allowance and, as required under fresh start accounting, made a corresponding reduction to eliminate goodwill and to reduce other intangibles by $44.2 million.

The contract values remaining are net of $10.6 million of accumulated amortization at February 28, 2005 and $10.7 million at August 31, 2004. The accumulated amortization at February 28, 2005 is less than the August 31, 2004 balance due to the reduction in contract values that occurred in the second quarter of 2005 as discussed above.

Note 4 – Stock awards and options

Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the date of issue and recorded an expense related to these plans of approximately $2.3 million and $0.8 million during the six month periods ended February 28, 2005 and February 29, 2004, respectively. A summary of stock based compensation issued during the current fiscal year is as follows:

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

Deferred Shares – Deferred shares are granted to key employees and vest ratably over a four-year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with respect to the deferred shares. On December 8, 2004, the Company granted an additional 275,000 deferred shares to key employees.

Note 5 – Pension plans

The Company, collectively with all of its wholly-owned U.S. subsidiaries, is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement, 3.8 million shares of the Company’s common stock were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”).

In February 2005, the Company purchased all of the shares held in the Pension Plan Trust for $22.37 per share, or aggregate consideration of $84.5 million. The purchase price per share was based upon the closing price per share on the New York Stock Exchange on the date of purchase. All net proceeds from the stock sale were contributed directly to the pension plans and the 3.8 million shares were retired.

The components of net periodic benefit cost for the Company’s pension plans were as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
($ in millions)	2005	2004	2005	2004
Components of net pension benefit cost
Service cost	$2.2	$1.4	$4.3	$2.8
Interest cost	14.4	13.6	28.7	27.2
Expected return on plan assets	(14.1)	(12.7)	(28.5)	(25.5)

Net pension benefit cost	$2.5	$2.3	$4.5	$4.5

Note 6 – Income taxes

At August 31, 2004, the Company had recorded a valuation allowance against its deferred tax assets of $305 million. During the second quarter of fiscal 2005 the Company wrote-off $127 million of deferred tax assets against the valuation allowance for carryforwards that will be used as part of a recent settlement with the IRS and for carryforwards which management believes will not likely be available for use against future income. The remaining $178 million of valuation allowance was reversed in its entirety as recent historical, and current projected, results reflect a level of income that supports a conclusion that it is more likely than not that the Company will fully recover the remaining surviving carryforwards. The results of the Company considered the sale of the healthcare segments and the retirement of the Term B debt and reduction in related interest costs. As required under fresh start accounting rules, the reversal first eliminated all remaining goodwill established at fresh start, with the balance reducing other intangibles established in conjunction with fresh start accounting.

As discussed in Note 2 – “Discontinued operations”, in the second quarter of fiscal 2005 the Company sold its healthcare segments for a pre-tax book gain of $201.0 million. For tax purposes the sale generated a substantial capital loss. As capital losses may only be applied against capital gains, and the Company does not generate capital gains in the ordinary course, a valuation allowance has been established for this deferred tax asset since the Company believes it is more likely than not that the capital loss carryforward will not be realized.

Note 7 – Material contingencies

Legal proceedings

Contingent Liabilities Relating to Sale of AMR

On February 10, 2005 the Company completed the sale of American Medical Response, Inc. (“AMR”) to an affiliate of Onex Corporation in accordance with the Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations and matters previously disclosed relating to AMR, including potentially those set forth below.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents including those relating to Regional Emergency Services contracts in Georgia and Colorado. The government investigations in Georgia and Colorado are continuing.

During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. At this juncture, it is not possible to predict the ultimate conclusion of the investigations described in this and the preceding paragraph, nor is it possible to calculate any possible financial exposure, if any, to the Company, pursuant to the terms of the Stock Purchase Agreement.

Greyhound Default Judgment

On September 20, 2004, the Company’s wholly owned subsidiary, Greyhound Lines, Inc. (“Greyhound Lines”), responded to proceedings brought in Georgia state court in August 2004 seeking to enforce a default garnishment judgment on funds in a Greyhound Lines bank account. This action stemmed from an October 1995 default judgment in the amount of approximately $7 million (“1995 Judgment”) against Gary Jones, a former consultant to Greyhound Lines. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (“Plaintiff”) began garnishment proceedings against Greyhound Lines in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million was entered by the Georgia state court against Greyhound Lines. On March 10, 2005, Greyhound Lines settled this matter for an immaterial amount and the Company has reflected the cost of the settlement as a component of other income (expense) in its Consolidated Statements of Operations for the quarter ended February 28, 2005.

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

As described above in Legal proceedings, Greyhound Lines has settled the matter brought in Georgia state court seeking to enforce a default garnishment judgment. Prior to the March 10, 2005 settlement, the default judgment could have been deemed to be an event of default under the Greyhound Facility. Following the settlement, the lenders under the Greyhound Facility have confirmed to Greyhound Lines that no event of default exists under the Greyhound Facility as a result of the default judgment.

Environmental matters

The Company’s operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. We have incurred, and expect to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. In particular, the Company has been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which the Company’s waste was allegedly disposed. In addition, the Company is investigating or engaged in remediation of past contamination at other sites used in its businesses. The Company records liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.

Income tax matters

The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owing, if any.

Note 8 – Earnings per share

The basic earnings per share figures are calculated using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and six month periods ended February 28, 2005 and February 29, 2004 include the dilutive effect of the Company’s stock based compensation and the weighted average shares outstanding of the Company’s common shares held in trust up until February 17, 2005, the date they were re-purchased and retired by the Company.

	Three Months Ended		Six Months Ended
(in millions except per share amounts)	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Earnings available to common shareholders
From continuing operations	$20.7	$3.8	$45.5	$24.8
From discontinued operations	215.5	3.4	221.1	5.0

Net income	$236.2	$7.2	$266.6	$29.8

Weighted average number of common shares outstanding
Basic	100.2	100.0	100.1	100.0
Shares held in pension plan trust	3.3	3.8	3.5	3.8
Stock based compensation	0.3	—	0.3	—

Diluted	103.8	103.8	103.9	103.8

Basic earnings per common share
Continuing operations	$0.21	$0.04	$0.45	$0.25
Discontinued operations	2.15	0.03	2.21	0.05

Net income	$2.36	$0.07	$2.66	$0.30

Diluted earnings per common share
Continuing operations	$0.20	$0.04	$0.44	$0.24
Discontinued operations	2.08	0.03	2.13	0.05

Net income	$2.28	$0.07	$2.57	$0.29

Note 9 – Segment information

The Company has three reportable segments: education services, public transit services and Greyhound. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three and six months ended February 28, 2005 and February 29, 2004 are as follows:

	Three Months Ended		Six Months Ended
($ in millions)	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Education services
Revenue	$405.1	$394.8	$857.0	$850.5
EBITDA	85.9	73.0	198.1	182.0

Public transit
Revenue	$73.9	$72.5	$150.9	$144.6
EBITDA	4.9	(4.1)	8.2	(4.4)

Greyhound
Revenue	$284.7	$294.3	$569.5	$581.4
EBITDA	25.1	11.5	36.9	22.0

Consolidated Total
Revenue	$763.7	$761.6	$1,577.4	$1,576.5

EBITDA	115.9	80.4	243.2	199.6
Depreciation and amortization expense	(65.0)	(60.9)	(133.2)	(127.9)

Operating income	50.9	19.5	110.0	71.7
Interest expense	(19.8)	(19.4)	(39.1)	(38.0)
Other income (expense), net	3.6	(4.5)	5.0	(3.7)
Income tax benefit (expense)	(14.0)	8.2	(30.4)	(5.2)
Income from discontinued operations	215.5	3.4	221.1	5.0

Net income	$236.2	$7.2	$266.6	$29.8

Corporate expenses previously allocated to the healthcare transportation services and emergency management services segments exceeded the amount of direct charges incurred and allocated to discontinued operations. The previously allocated corporate costs in excess of the direct charges related to the discontinued segments have been re-allocated to the remaining segments above. Because of this change in allocation, EBITDA as now reported for the continuing segments may not agree to amounts previously reported.

Total identifiable assets by segment on February 28, 2005 and August 31, 2004 are as follows:

	February 28,	August 31,
($ in millions)	2005	2004
Education services	$1,155.2	$1,222.8
Public transit	99.6	104.5
Greyhound	913.8	898.0

Total identifiable assets of segments	2,168.6	2,225.3

Corporate assets	1,010.4	805.0
Discontinued operations	—	918.1

Total assets	$3,179.0	$3,948.4

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

Condensed Consolidated Statement of Operations
Three Months Ended February 28, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$545.8	$217.9	$763.7
Compensation expense	299.3	90.8	390.1
Accident claims and professional liability expenses	23.0	11.1	34.1
Vehicle related costs	33.9	29.9	63.8
Occupancy costs	20.1	19.8	39.9
Fuel	31.0	17.0	48.0
Depreciation and amortization	50.0	15.0	65.0
Other operating expenses	40.3	31.6	71.9

Operating income	48.2	2.7	50.9
Interest expense	(11.0)	(8.8)	(19.8)
Other income, net	1.7	1.9	3.6

Income (loss) from continuing operations before income taxes	38.9	(4.2)	34.7
Income tax benefit (expense)	(15.8)	1.8	(14.0)

Net income (loss) from continuing operations	23.1	(2.4)	20.7
Net income from discontinued operations	215.5	—	215.5

Net income (loss)	$238.6	$(2.4)	$236.2

Condensed Consolidated Statement of Operations
Six Months Ended February 28, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,136.9	$440.5	$1,577.4
Compensation expense	608.9	184.8	793.7
Accident claims and professional liability expenses	62.0	28.2	90.2
Vehicle related costs	65.9	61.2	127.1
Occupancy costs	37.8	39.3	77.1
Fuel	63.2	35.7	98.9
Depreciation and amortization	106.1	27.1	133.2
Other operating expenses	80.9	66.3	147.2

Operating income (loss)	112.1	(2.1)	110.0
Interest expense	(21.6)	(17.5)	(39.1)
Other income, net	2.9	2.1	5.0

Income (loss) from continuing operations before income taxes	93.4	(17.5)	75.9
Income tax benefit (expense)	(37.4)	7.0	(30.4)

Net income (loss) from continuing operations	56.0	(10.5)	45.5
Net income from discontinued operations	221.1	—	221.1

Net income (loss)	$277.1	$(10.5)	$266.6

Condensed Consolidated Statement of Operations
Three Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$528.6	$233.0	$761.6
Compensation expense	294.6	103.3	397.9
Accident claims and professional liability expenses	42.4	19.1	61.5
Vehicle related costs	30.5	33.2	63.7
Occupancy costs	20.0	19.8	39.8
Fuel	26.5	14.6	41.1
Depreciation and amortization	50.3	10.6	60.9
Other operating expenses	41.1	36.1	77.2

Operating income (loss)	23.2	(3.7)	19.5
Interest expense	(10.6)	(8.8)	(19.4)
Other income (expense), net	(4.5)	—	(4.5)

Income (loss) from continuing operations before income taxes	8.1	(12.5)	(4.4)
Income tax benefit	3.0	5.2	8.2

Net income (loss) from continuing operations	11.1	(7.3)	3.8
Net income from discontinued operations	3.4	—	3.4

Net income (loss)	$14.5	$(7.3)	$7.2

Condensed Consolidated Statement of Operations
Six Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,113.3	$463.2	$1,576.5
Compensation expense	605.3	204.5	809.8
Accident claims and professional liability expenses	90.5	35.7	126.2
Vehicle related costs	61.4	67.6	129.0
Occupancy costs	38.7	39.6	78.3
Fuel	53.0	28.1	81.1
Depreciation and amortization	106.8	21.1	127.9
Other operating expenses	80.7	71.8	152.5

Operating income (loss)	76.9	(5.2)	71.7
Interest expense	(22.4)	(15.6)	(38.0)
Other income (expense), net	(3.5)	(0.2)	(3.7)

Income (loss) from continuing operations before income taxes	51.0	(21.0)	30.0
Income tax benefit (expense)	(13.9)	8.7	(5.2)

Net income (loss) from continuing operations	37.1	(12.3)	24.8
Net income from discontinued operations	5.0	—	5.0

Net income (loss)	$42.1	$(12.3)	$29.8

Condensed Consolidated Statement of Cash Flows
Six Months Ended February 28, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	$69.2	$(15.0)	$54.2

Cash flows from investing activities
Purchase of property and equipment, net	$(36.3)	$(16.3)	$(52.6)
Expended on acquisitions	(1.6)	—	(1.6)
Net increase in investments	14.5	0.2	14.7
Net proceeds received from sale of business	789.1	—	789.1

Net cash provided by (used in) investing activities	$765.7	$(16.1)	$749.6

Cash flows from financing activities
Pay down Term B facility	$(593.8)	$—	$(593.8)
Net decrease in other long-term debt	(0.8)	(1.0)	(1.8)
Decrease in credit facility cash collateral	40.0	—	40.0
PBGC trust share repurchase	(84.5)	—	(84.5)

Net cash used in financing activities	$(639.1)	$(1.0)	$(640.1)

Net cash used by discontinued operations	$(21.5)	$—	$(21.5)

Net increase (decrease) in cash and cash equivalents	$174.3	$(32.1)	$142.2
Cash and cash equivalents at:
Beginning of period	94.2	60.0	154.2

End of period	$268.5	$27.9	$296.4

Condensed Consolidated Statement of Cash Flows
Six Months Ended February 29, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$32.1	$15.8	$47.9

Cash flows from investing activities
Purchase of property and equipment, net	$(74.8)	$(14.6)	$(89.4)
Expended on acquisitions	(1.3)	—	(1.3)
Net (increase) decrease in investments	34.4	(0.7)	33.7

Net cash used in investing activities	$(41.7)	$(15.3)	$(57.0)

Cash flows from financing activities
Pay down Term B facility	$(12.5)	$—	$(12.5)
Net increase (decrease) in long-term debt	58.8	(26.4)	32.4

Net cash provided by (used in) financing activities	$46.3	$(26.4)	$19.9

Net cash used by discontinued operations	$(29.2)	$—	$(29.2)

Net increase (decrease) in cash and cash equivalents	$7.5	$(25.9)	$(18.4)
Cash and cash equivalents at:
Beginning of period	48.8	45.2	94.0

End of period	$56.3	$19.3	$75.6

Condensed Consolidated Balance Sheet
February 28, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$268.5	$27.9	$296.4
Accounts receivable	315.7	29.1	344.8
Insurance collateral	108.7	—	108.7
Parts and supplies	23.1	10.1	33.2
Deferred income tax assets	17.2	20.2	37.4
Other current assets	11.0	14.0	25.0

Total current assets	744.2	101.3	845.5

Property and equipment	1,102.1	338.0	1,440.1
Insurance collateral	314.1	61.7	375.8
Other long-term investments	86.6	14.0	100.6
Contracts and customer relationships	79.5	—	79.5
Deferred income tax assets	144.0	168.6	312.6
Deferred charges and other assets	16.6	8.3	24.9

Total assets	$2,487.1	$691.9	$3,179.0

Current liabilities
Accounts payable	$45.3	$23.8	$69.1
Accrued liabilities	120.4	80.2	200.6
Insurance reserves	135.4	35.8	171.2
Current portion of long-term debt	1.5	2.5	4.0

Total current liabilities	302.6	142.3	444.9

Long-term debt	401.7	138.6	540.3
Insurance reserves	250.0	76.6	326.6
Pension liability	11.6	88.0	99.6
Other long-term liabilities	69.8	27.3	97.1
Intercompany payable (receivable)	(189.9)	189.9	—

Total liabilities	845.8	662.7	1,508.5

Shareholders’ equity	1,641.3	29.2	1,670.5

Total liabilities and shareholders’ equity	$2,487.1	$691.9	$3,179.0

Condensed Consolidated Balance Sheet
August 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$94.2	$60.0	$154.2
Accounts receivable	164.2	29.9	194.1
Insurance collateral	98.9	—	98.9
Parts and supplies	22.2	9.8	32.0
Deferred income tax assets	18.4	22.9	41.3
Other current assets	13.0	9.7	22.7
Discontinued operations	488.8	—	488.8

Total current assets	899.7	132.3	1,032.0

Property and equipment	1,144.4	348.0	1,492.4
Insurance collateral	303.3	51.2	354.5
Other long-term investments	140.9	14.3	155.2
Goodwill	139.1	—	139.1
Contracts and customer relationships	118.6	—	118.6
Deferred income tax assets	36.3	130.1	166.4
Deferred charges and other assets	51.9	9.0	60.9
Discontinued operations	429.3	—	429.3

Total assets	$3,263.5	$684.9	$3,948.4

Current liabilities
Accounts payable	$50.4	$26.5	$76.9
Accrued liabilities	103.4	89.5	192.9
Insurance reserves	138.7	36.3	175.0
Current portion of long-term debt	26.8	2.4	29.2
Current liabilities of discontinued operations	212.6	—	212.6

Total current liabilities	531.9	154.7	686.6

Long-term debt	970.5	135.4	1,105.9
Insurance reserves	247.3	77.9	325.2
Pension liability	13.8	174.5	188.3
Other long-term liabilities	55.8	28.2	84.0
Intercompany payable (receivable)	(74.5)	74.5	—
Long-term liabilities of discontinued operations	181.9	—	181.9

Total liabilities	1,926.7	645.2	2,571.9

Shareholders’ equity	1,336.8	39.7	1,376.5

Total liabilities and shareholders’ equity	$3,263.5	$684.9	$3,948.4

Note 11 – Guarantors of Senior Notes

The Company’s $406.0 million Senior Notes are guaranteed by the Company’s subsidiaries, except for the Unrestricted Subsidiaries, the Company’s Canadian subsidiaries and any of the Company’s insurance subsidiaries. The condensed consolidated financial statements for the guarantors, the non-guarantors and the parent company (Laidlaw International, Inc.) are as follows:

Condensed Consolidated Statement of Operations
Three months ended February 28, 2005

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$428.3	$335.4	$—	$763.7
Operating, selling, general and administrative expenses	0.1	358.5	289.2	—	647.8
Depreciation and amortization expense	—	39.7	25.3	—	65.0
Intercompany management fees (income)	—	(3.9)	3.9	—	—

Operating income (loss)	(0.1)	34.0	17.0	—	50.9
Interest expense	(11.9)	(0.1)	(7.8)	—	(19.8)
Intercompany interest income (expense)	0.6	0.5	(1.1)	—	—
Other income, net	1.4	0.6	1.6	—	3.6
Equity in earnings (loss) of intercompany investments	243.5	(2.4)	—	(241.1)	—

Income (loss) from continuing operations before income taxes	233.5	32.6	9.7	(241.1)	34.7
Income tax benefit (expense)	2.7	(13.0)	(3.7)	—	(14.0)

Income (loss) from continuing operations	236.2	19.6	6.0	(241.1)	20.7
Income from discontinued operations	—	212.6	2.9	—	215.5

Net income (loss)	$236.2	$232.2	$8.9	$(241.1)	$236.2

Condensed Consolidated Statement of Operations
Six months ended February 28, 2005

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$901.7	$675.7	$—	$1,577.4
Operating, selling, general and administrative expenses	0.2	736.8	597.2	—	1,334.2
Depreciation and amortization expense	—	84.9	48.3	—	133.2
Intercompany management fees (income)	—	(6.2)	6.2	—	—

Operating income (loss)	(0.2)	86.2	24.0	—	110.0
Interest expense	(23.3)	(0.2)	(15.6)	—	(39.1)
Intercompany interest income (expense)	(1.1)	3.2	(2.1)	—	—
Other income, net	1.8	0.6	2.6	—	5.0
Equity in earnings (loss) of intercompany investments	280.3	(10.5)	—	(269.8)	—

Income (loss) from continuing operations before income taxes	257.5	79.3	8.9	(269.8)	75.9
Income tax benefit (expense)	9.1	(35.9)	(3.6)	—	(30.4)

Income (loss) from continuing operations	266.6	43.4	5.3	(269.8)	45.5
Income from discontinued operations	—	218.8	2.3	—	221.1

Net income (loss)	$266.6	$262.2	$7.6	$(269.8)	$266.6

Condensed Consolidated Statement of Operations
Three months ended February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$422.0	$339.6	$—	$761.6
Operating, selling, general and administrative expenses	0.5	359.8	320.9	—	681.2
Depreciation and amortization expense	—	42.4	18.5	—	60.9
Intercompany management fees (income)	—	(2.9)	2.9	—	—

Operating income (loss)	(0.5)	22.7	(2.7)	—	19.5
Interest expense	(11.6)	(0.1)	(7.7)	—	(19.4)
Intercompany interest income (expense)	(1.1)	1.7	(0.6)	—	—
Other income (expense), net	(4.2)	0.3	(0.6)	—	(4.5)
Equity in earnings (loss) of intercompany investments	16.4	(7.3)	—	(9.1)	—

Income (loss) from continuing operations before income taxes	(1.0)	17.3	(11.6)	(9.1)	(4.4)
Income tax benefit (expense)	8.2	(9.2)	9.2	—	8.2

Income (loss) from continuing operations	7.2	8.1	(2.4)	(9.1)	3.8
Income from discontinued operations	—	3.4	—	—	3.4

Net income (loss)	$7.2	$11.5	$(2.4)	$(9.1)	$7.2

Condensed Consolidated Statement of Operations
Six months ended February 29, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$899.1	$677.4	$—	$1,576.5
Operating, selling, general and administrative expenses	0.5	738.7	637.7	—	1,376.9
Depreciation and amortization expense	—	88.9	39.0	—	127.9
Intercompany management fees (income)	—	(4.0)	4.0	—	—

Operating income (loss)	(0.5)	75.5	(3.3)	—	71.7
Interest expense	(23.2)	(0.2)	(14.6)	—	(38.0)
Intercompany interest income (expense)	(1.7)	2.9	(1.2)	—	—
Other income (expense), net	(3.9)	0.5	(0.3)	—	(3.7)
Equity in earnings (loss) of intercompany investments	46.2	(12.3)	—	(33.9)	—

Income (loss) from continuing operations before income taxes	16.9	66.4	(19.4)	(33.9)	30.0
Income tax benefit (expense)	12.9	(30.6)	12.5	—	(5.2)

Income (loss) from continuing operations	29.8	35.8	(6.9)	(33.9)	24.8
Income from discontinued operations	—	5.0	—	—	5.0

Net income (loss)	$29.8	$40.8	$(6.9)	$(33.9)	$29.8

Condensed Consolidated Statement of Cash Flows
Six months ended February 28, 2005

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$(31.7)	$79.4	$6.5	$54.2

Cash flows from investing activities
Purchase of property and equipment, net	$—	$(30.1)	$(22.5)	$(52.6)
Expended on acquisitions	—	(0.4)	(1.2)	(1.6)
Net (increase) decrease in investments	44.9	(30.0)	(0.2)	14.7
Net proceeds from sale of businesses	—	789.1	—	789.1

Net cash provided by (used in) investing activities	$44.9	$728.6	$(23.9)	$749.6

Cash flows from financing activities
Pay down Term B facility	$(593.8)	$—	$—	$(593.8)
Net increase (decrease) in long-term debt	—	(0.2)	(1.6)	(1.8)
Decrease in credit facility cash collateral	—	40.0	—	40.0
PBGC Trust share repurchase	—	—	(84.5)	(84.5)
Increase (decrease) in intercompany advances	510.3	(604.9)	94.6	—

Net cash provided by (used in) financing activities	$(83.5)	$(565.1)	$8.5	$(640.1)

Net cash used by discontinued operations	$—	$(14.7)	$(6.8)	$(21.5)

Net increase (decrease) in cash and cash equivalents	$(70.3)	$228.2	$(15.7)	$142.2
Cash and cash equivalents at:
Beginning of period	71.4	4.6	78.2	154.2

End of period	$1.1	$232.8	$62.5	$296.4

Condensed Consolidated Statement of Cash Flows
Six months ended February 29, 2004

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$(50.4)	$51.1	$47.2	$47.9

Cash flows from investing activities
Purchase of property and equipment, net	$—	$(41.0)	$(48.4)	$(89.4)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net (increase) decrease in investments	0.7	33.4	(0.4)	33.7

Net cash provided by (used in) investing activities	$0.7	$(7.6)	$(50.1)	$(57.0)

Cash flows from financing activities
Pay down Term B facility	$(12.5)	$—	$—	$(12.5)
Net increase (decrease) in long-term debt	60.2	(0.6)	(27.2)	32.4
Increase (decrease) in intercompany advances	—	(7.3)	7.3	—

Net cash provided by (used in) financing activities	$47.7	$(7.9)	$(19.9)	$19.9

Net cash provided ( used) by discontinued operations	$—	$(29.8)	$0.6	$(29.2)

Net increase (decrease) in cash and cash equivalents	$(2.0)	$5.8	$(22.2)	$(18.4)
Cash and cash equivalents at:
Beginning of period	40.7	(2.4)	55.7	94.0

End of period	$38.7	$3.4	$33.5	$75.6

Condensed Consolidated Balance Sheet
As of February 28, 2005

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets of continuing operations	$4.4	$548.4	$292.7	$—	$845.5
Intercompany receivables (payables) and investments	1,957.9	855.6	(252.4)	(2,561.1)	—
Property and equipment	—	785.4	654.7	—	1,440.1
Insurance collateral	—	9.6	366.2	—	375.8
Other long-term investments	69.8	15.3	15.5	—	100.6
Contracts and customer relationships	—	76.6	2.9	—	79.5
Long-term deferred income tax assets	33.9	19.6	259.1	—	312.6
Deferred charges and other assets	15.9	0.7	8.3	—	24.9

	$2,081.9	$2,311.2	$1,347.0	$(2,561.1)	$3,179.0

Current liabilities	$10.0	$117.3	$317.6	$—	$444.9
Non-current liabilities	401.4	60.2	602.0	—	1,063.6
Shareholders’ equity	1,670.5	2,133.7	427.4	(2,561.1)	1,670.5

	$2,081.9	$2,311.2	$1,347.0	$(2,561.1)	$3,179.0

Condensed Consolidated Balance Sheet
As of August 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$75.1	$644.4	$312.5	$—	$1,032.0
Intercompany receivables (payables) and investments	2,144.2	241.9	(120.2)	(2,265.9)	—
Property and equipment	—	835.7	656.7	—	1,492.4
Insurance collateral	—	—	354.5	—	354.5
Other long-term investments	114.7	25.6	14.9	—	155.2
Goodwill	—	139.1	—	—	139.1
Contracts and customer relationships	—	116.4	2.2	—	118.6
Long-term deferred income tax assets	5.9	—	196.5	(36.0)	166.4
Deferred charges and other assets	42.8	9.1	9.0		60.9
Long term assets of discontinued operations	—	377.9	51.4		429.3

	$2,382.7	$2,390.1	$1,477.5	$(2,301.9)	$3,948.4

Current liabilities	$35.7	$315.5	$335.4	$—	$686.6
Non-current liabilities	970.5	203.1	747.7	(36.0)	1,885.3
Shareholders’ equity	1,376.5	1,871.5	394.4	(2,265.9)	1,376.5

	$2,382.7	$2,390.1	$1,477.5	$(2,301.9)	$3,948.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate overview

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and six month periods ended February 28, 2005 compared to the three and six month periods ended February 29, 2004 and the Company’s consolidated financial position at February 28, 2005. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2004. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.

Our continuing operations consist of three reportable segments: education services, public transit services and Greyhound. See Note 9 – “Segment Information” of Notes to Consolidated Financial Statements in this Report. As a result of the sale of our healthcare transportation services and emergency management services segments, prior period amounts have been reclassified to reflect the discontinuance of these segments.

Pursuant to the terms of the Company’s $406.0 million Senior Notes, the Company is required to segregate the consolidated results of operations between the Restricted and Unrestricted Subsidiaries as defined in Note 10 – “Condensed financial statements of restricted subsidiaries” of the Notes to the Consolidated Financial Statements included in this Report.

Non-GAAP Measures

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 9 – “Segment information” of Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to income from continuing operations and net cash used in operating activities, the GAAP measures management believes to be most directly comparable to EBITDA:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
($ in millions)	2005	2004	2005	2004
EBITDA	$115.9	$80.4	$243.2	$199.6

Depreciation and amortization	(65.0)	(60.9)	(133.2)	(127.9)
Interest expense	(19.8)	(19.4)	(39.1)	(38.0)
Other income (expense), net	3.6	(4.5)	5.0	(3.7)
Income tax benefit (expense)	(14.0)	8.2	(30.4)	(5.2)

Income from continuing operations	$20.7	$3.8	$45.5	$24.8

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
($ in millions)	2005	2004	2005	2004
EBITDA	$115.9	$80.4	$243.2	$199.6

Cash paid for interest	(22.4)	(21.9)	(31.4)	(31.4)
Cash received (paid) for income taxes	(0.4)	12.3	(1.0)	11.2
Cash provided by (used to fund) accounts receivable	14.1	31.7	(127.8)	(124.1)
Cash provided by (used to fund) changes in other assets and liabilities	23.5	15.4	(30.9)	(8.6)
Other items	0.3	(1.9)	2.1	1.2

Net cash provided by operating activities	$131.0	$116.0	$54.2	$47.9

Net cash provided by (used in) investing activities	$761.4	$(35.1)	$749.6	$(57.0)

Net cash provided by (used in) financing activities	$(654.8)	$(50.4)	$(640.1)	$19.9

Results of Operations

Three and six months ended February 28, 2005, and February 29, 2004

	Percentage of revenue
	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	51.0	52.2	50.2	51.4
Insurance and accident claim costs	4.5	8.1	5.7	8.0
Vehicle related costs	8.4	8.4	8.1	8.2
Occupancy costs	5.2	5.2	4.9	5.0
Fuel	6.3	5.4	6.3	5.1
Depreciation and amortization	8.5	8.0	8.5	8.1
Other operating expenses	9.4	10.1	9.3	9.7

Operating income	6.7	2.6	7.0	4.5

Interest expense	(2.7)	(2.5)	(2.5)	(2.4)
Other income (expense), net	0.5	(0.7)	0.3	(0.2)

Income (loss) from continuing operations before income taxes	4.5	(0.6)	4.8	1.9
Income tax benefit (expense)	(1.8)	1.2	(1.9)	(0.2)

Income from continuing operations	2.7	0.6	2.9	1.7
Income from discontinued operations	28.2	0.3	14.0	0.2

Net income	30.9%	0.9%	16.9%	1.9%

Revenue

Revenue by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries are as follows ($ in millions):

	Revenue
	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Education services	$405.1	$394.8	$857.0	$850.5
Public Transit services	73.9	72.5	150.9	144.6
Greyhound	284.7	294.3	569.5	581.4

Total	$763.7	$761.6	$1,577.4	$1,576.5

Restricted Subsidiaries	$545.8	$528.6	$1,136.9	$1,113.3
Unrestricted Subsidiaries	217.9	233.0	440.5	463.2

Total	$763.7	$761.6	$1,577.4	$1,576.5

EBITDA

EBITDA by business segment and by Restricted Subsidiaries and Unrestricted Subsidiaries is as follows ($ in millions):

	EBITDA
	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Education services	$85.9	$73.0	$198.1	$182.0
Public Transit services	4.9	(4.1)	8.2	(4.4)
Greyhound	25.1	11.5	36.9	22.0

Total	$115.9	$80.4	$243.2	$199.6

Restricted Subsidiaries	$98.2	$73.5	$218.2	$183.7
Unrestricted Subsidiaries	17.7	6.9	25.0	15.9

Total	$115.9	$80.4	$243.2	$199.6

Education services

Revenue in the education services segment increased by $10.3 million and $6.5 million for the three and six months ended February 28, 2005 compared to the same periods in fiscal 2004. More operating days on existing contracts increased revenue by $4.6 million during the three month period ended February 28, 2005 compared to the prior year. The increase in days operated was principally due to lost days as a result of bad weather in the prior year period. Most of the lost operating days in the second quarter of 2004 were recovered in the third and fourth quarter of fiscal 2004. The remaining increase in revenue is principally due to a strengthening of the Canadian dollar relative to the U.S. dollar that had the effect of increasing revenue compared to the corresponding periods last year by $3.7 million and $7.4 million for the three and six months ended February 28, 2005, respectively. Revenue from new contracts and rate increases on existing contracts were largely offset by decreased revenue from lost contracts.

In the three and six months ended February 28, 2005, EBITDA in the education services segment improved $12.9 million and $16.1 million over the three and six months ended February 29, 2005 primarily due to lower accident claim costs as reduced compensation and administrative costs as a percentage of revenue were largely offset by increased fuel prices. Accident claims costs during the three and six months ended February 28, 2005 were $8.6 million and $15.2 million, respectively, lower than the comparable periods in the prior year. Due to favorable trends in accident frequency and severity not being reflected in actuarial estimates until the fourth quarter of fiscal 2004, 68% of the annual accident claims costs in fiscal 2004 were recognized during the six months ended February 29, 2004. These favorable trends have continued during the first half of fiscal 2005 thus resulting in the reduced costs as compared to prior year. Management currently expects that accident claims costs will be recognized somewhat more evenly during fiscal 2005 and, therefore, believes that it is likely that accident claims costs during the second half of fiscal 2005 will exceed the amounts recorded during the second half of fiscal 2004.

Public transit

Revenue in the public transit services segment increased $1.4 million and $6.3 million for the three and six months ended February 28, 2005 compared to the same periods in fiscal 2004 primarily due to volume and price increases on existing contracts.

EBITDA in the public transit services segment in the three and six months ended February 28, 2005 improved $9.0 million and $12.6 million, respectively, over the same period in 2004 primarily due to lower accident claims costs as reduced compensation and administrative costs as a percentage of revenue were largely offset by increased fuel prices. Accident claims costs during the three and six months ended February 28, 2005 were $9.0 million and $10.3 million, respectively, lower than the comparable periods in the prior year. Due to favorable trends in accident frequency and severity not being reflected in actuarial estimates until the fourth quarter of fiscal 2004, 68% of the annual accident claims costs in fiscal 2004 were recognized during the six months ended February 29, 2004. These favorable trends have continued during the first half of fiscal 2005 thus resulting in the reduced costs as compared to prior year. Management currently expects that accident claims costs will be recognized somewhat more evenly during fiscal 2005 and, therefore, believes that it is likely that accident claims costs during the second half of fiscal 2005 will exceed the amounts recorded during the second half of fiscal 2004.

Greyhound

Revenue in the Greyhound segment during the three and six months ended February 28, 2005 declined $9.6 million and $11.9 million, respectively, from the three and six months ended February 29, 2004, principally due to a decrease in passenger revenue somewhat offset by an increase in the Canadian exchange rate. Passenger revenue and miles driven are down due to management’s focus on improving profitability by reducing lower yielding long-distance trips and eliminating low-performing routes or frequencies. Had there been no change in the exchange rate, revenue would have decreased by $14.4 million and $20.9 million for the three and six months ended February 28, 2005 compared to the prior year periods.

In the three and six months ended February 28, 2005, EBITDA in the Greyhound segment was $13.6 million and $14.9 million higher, respectively, than the three and six months ended February 29, 2004. The improvement in Greyhound’s EBITDA is primarily due to management’s continued focus on improving revenue per bus mile and reducing operating costs. These actions reduced compensation costs and vehicle related costs as a percentage of revenue, however, the improvements were somewhat offset by an increase in fuel costs. Additionally, Greyhound has had lower accident claims costs due both to the reduction in miles operated and due to favorable development on prior years claims recognized during the three months ended February 28, 2005.

Restricted Subsidiaries

The $17.2 million and $23.6 million increase in the Restricted Subsidiaries revenue during the three and six months ended February 28, 2005 compared to the prior year is a result of the increases in revenue in education services, public transit and Greyhound Lines of Canada. A large portion of the increase was due to the increased strength of the Canadian dollar compared to the U.S dollar. Had there been no change in the exchange rate, revenue would have increased by $8.7 million and $7.2 million for the three and six months ended February 28, 2005, respectively, compared to the prior year periods.

In the three and six months ended February 28, 2005, EBITDA for the Restricted Subsidiaries improved $24.7 million and $34.5 million respectively, over the three and six months ended February 29, 2004 primarily due to lower accident claims costs.

Unrestricted Subsidiaries

The Unrestricted Subsidiaries revenue decreased $15.1 million and $22.7 million during the three and six months ended February 28, 2005, primarily due to reduced passenger revenue and miles driven as discussed in the Greyhound segment above.

In the three and six months ended February 28, 2005, EBITDA in the Unrestricted Subsidiaries increased $10.8 million and $9.1 million, respectively, compared to the three and six months ended February 29, 2004 due to increased revenue per mile and reduced operating costs as discussed in the Greyhound segment above, somewhat offset by fuel cost increases.

Depreciation and amortization expense

Depreciation expense for the three and six months ended February 28, 2005 increased $4.2 million and $5.3 million over the three and six months ended February 29, 2004. The increase is mostly attributable to the Unrestricted Subsidiaries and is principally due to a decrease in the estimated useful lives of Greyhound buses.

Amortization expense for the three and six months ended February 28, 2005 was $2.1 million and $4.4 million respectively, virtually unchanged from the same periods in fiscal 2004. Amortization is primarily related to customer contracts capitalized under fresh start accounting. Virtually all of the amortization expense was recorded by the Restricted Subsidiaries. Following the reduction of customer contract intangible assets as a result of the reversal of the tax valuation allowance established at fresh start, ongoing amortization costs are expected to be reduced by approximately $2.7 million annually.

Interest expense

In the three and six months ended February 28, 2005, interest expense was $19.8 million and $39.1 million respectively, compared to $19.4 million and $38.0 million for the three and six months ended February 29, 2004. The increase is attributable to a slightly higher average debt balance at Greyhound.

Other income (expense), net

Other income (expense), net was $3.6 million and $5.0 million, respectively, for the three and six months ended February 28, 2005. The income was primarily driven by income on investments and proceeds received by the Company from the finalization of Greyhound’s 1990 bankruptcy proceedings, offset somewhat by certain other non-operating expenses.

Other income (expenses), net was ($4.5) million and ($3.7) million in the three and six months ended February 29, 2004, respectively, and primarily related to legal fees to defend former directors and officers of the Predecessor Company from shareholder and creditor lawsuits that originated prior to the Company’s emergence from bankruptcy.

Discontinued operations

Income from discontinued operations includes the operating results of our healthcare transportation services and emergency management services segments through the date of their sale on February 10, 2005. Income from the operations of our discontinued segments was $5.1 million and $10.7 million for the three and six months ended February 28, 2005 respectively compared to $3.4 million and $5.0 million for the three and six months ended February 29, 2004. Additionally, during the three month period ended February 28, 2005, income from discontinued operations includes $210.4 million related to the gain on sale of these businesses.

Income tax expense

Income tax expense for continuing operations for the three and six months ended February 28, 2005 was $14.0 million and $30.4 million, respectively, compared to a net benefit of $8.2 million and a net expense of $5.2 million in the three and six months ended February 29, 2004. During the three and six month periods ended February 29, 2004, the Company recorded a one-time benefit of $6.6 million due to a change in a Canadian tax rate. The effective tax rate was 40% for the three and six months of fiscal 2005 compared to 36% and 39% in the three and six months of fiscal 2004 excluding the effect of the one-time rate change.

Of the $14.0 million and $30.4 million provided in the three and six months ended February 28, 2005, $0.8 million and $1.6 million, respectively, represents cash taxes payable and the balance reflects the utilization of deferred tax assets.

Liquidity and capital resources

Net cash proceeds received by the Company from the sale of the healthcare businesses during the three months ended February 28, 2005, totalled $789.1 million of which $574.1 million was used to retire all outstanding borrowings under the Company’s Term B senior secured term facility. Additionally, following the pay down of the Term B facility, the Company was able to reduce $40 million of the cash collateral under its cash collateralized letter of credit facility. Management expects to recover the remaining $60 million of cash collateral under this facility before the end of the fiscal year. During the three months ended February 28, 2005, the Company also purchased, and retired, all of the shares held in the Pension Plan Trust (as discussed in Note 5 - Pension Plans) for $84.5 million.

For the six months ended February 28, 2005, cash provided by operating activities was $54.2 million compared to $47.9 million for the six months ended February 29, 2004. Net expenditures for the purchase of capital assets was $52.6 million for the six months ended February 28, 2005 compared to $89.4 million for the six months ended February 29, 2004 as the current years capital spend is more weighted to the second half of the fiscal year.

The Company has available a senior secured revolving credit facility (the “Revolver”) due June 2008 to finance operating needs. Under the Revolver, as of February 28, 2005, there were no cash borrowings and $15.8 million was outstanding for the issuance of letters of credit, leaving availability of $184.2 million. Greyhound Lines utilizes its own revolving line of credit (the “Greyhound Facility”). As of February 28, 2005, Greyhound Lines had no cash borrowings under the Greyhound Facility, had issued letters of credit of $61.1 million and had credit availability of $50.0 million. See Note 7 - “Material contingencies” for further discussion of the Greyhound Facility.

Under the terms of the Company’s various debt agreements the Company is required to meet certain financial covenants, including a fixed charge coverage ratio, leverage ratio, interest coverage ratio, net tangible asset ratio and maximum senior secured leverage ratio as well as certain non-financial covenants. Except as discussed in Note 7 - “Material contingencies” regarding the Greyhound Facility, as of February 28, 2005, the Company was in compliance with all such covenants.

The Company requires significant cash flows to finance capital expenditures and to meet its debt service and other continuing obligations. We believe that existing cash and cash flow from operations, together with borrowings under our Revolver as necessary, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.

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

Forward-looking statements

Certain statements contained in this report on Form 10-Q, including statements regarding the status of future operating results and market opportunities and other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of terminology such as: believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, continue, project, positioned, strategy and similar expressions. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to:

-	Economic and other market factors, including competitive pressures and changes in pricing policies;

-	The ability to implement initiatives designed to increase operating efficiencies or improve results;

-	Greyhound Lines’ ability to remain in compliance with the financial covenants under the Greyhound Facility;

-	Control of costs related to accident and other risk management claims;

-	Costs and risks associated with litigation;

-	Changes in interpretations of existing, or the adoption of new legislation, regulations or other laws;

-	Changes in homeland security or terrorist activity;

-	Significant restrictive covenants in the Company’s and its subsidiaries’ various credit facilities;

-	Potential changes in the mix of businesses we operate; and

-	Increases in prices of fuel and shortages.

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

LAIDLAW INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Contingent Liabilities Relating to Sale of AMR

On February 10, 2005 the Company completed the sale of American Medical Response, Inc. (“AMR”) to an affiliate of Onex Corporation in accordance with the Stock Purchase Agreement, dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations and matters previously disclosed relating to AMR, including potentially those set forth below.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents including those relating to Regional Emergency Services contracts in Georgia and Colorado. The government investigations in Georgia and Colorado are continuing.

During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. At this juncture, it is not possible to predict the ultimate conclusion of the investigations described in this and the preceding paragraph, nor is it possible to calculate any possible financial exposure, if any, to the Company, pursuant to the terms of the Stock Purchase Agreement.

Greyhound Default Judgment

On September 20, 2004, the Company’s wholly owned subsidiary Greyhound Lines, Inc. (“Greyhound Lines”) responded to proceedings brought in Georgia state court in August 2004 seeking to enforce a default garnishment judgment on funds in a Greyhound Lines bank account. This action stemmed from an October 1995 default judgment in the amount of approximately $7 million (“1995 Judgment”) against Gary Jones, a former consultant to Greyhound Lines. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (“Plaintiff”) began garnishment proceedings against Greyhound Lines in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million was entered by the Georgia state court against Greyhound Lines. On March 10, 2005, Greyhound Lines settled this matter for an immaterial amount and the Company has reflected the cost of the settlement as a component of other income (expense) in its Consolidated Statements of Operations for the quarter ended February 28, 2005.

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

Environmental

The Company’s operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. We have incurred, and expect to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. In particular, the Company has been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which the Company’s waste was allegedly disposed. In addition, the Company is investigating or engaged in remediation of past contamination at other sites used in its businesses. The Company records liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 17, 2005 the Company purchased 3.8 million shares of its stock held in Trust with the Pension Benefit Guaranty Corporation on February 17, 2005 for $84.5 million. The purchase price per share of $22.37 was based upon the closing price of the Company’s stock on the New York Stock Exchange on the purchase date. All proceeds for the stock sale were contributed directly to the Company’s pension plans and the 3.8 million shares were immediately retired. The Company has no commitments to buy back Company stock at this time.

Item 4. Submission of Matters to a vote of Security Holders

The Company’s annual stockholders’ meeting was held on February 8, 2005. At the meeting, the following proposals were voted on:

Proposal 1: Election of two Directors for a term of three years.

The following persons were elected to the Company’s Board of Directors by the number of votes shown:

	Number of Votes
		Authority
	For	Withheld
Richard P. Randazzo	87,572,309	5,975,815
Carroll R. Wetzel, Jr.	87,568,344	5,979,780

The other Directors with continuing terms include Peter E. Stangl, John F. Chlebowski, James H. Dickerson, Jr., Lawrence M. Nagin, Maria A. Sastre and Kevin E. Benson.

Proposal 2: Approval of the Laidlaw International, Inc. Amended and Restated 2003 Equity and Performance Incentive Plan.

The proposal was passed with 71,501,800 votes for the proposal, 6,562,385 votes against the proposal, 39,713 votes withheld and 15,444,226 broker non-votes.

Proposal 3: Approval of the Laidlaw International, Inc. Short-term Incentive Plan

The proposal was passed with 86,311,945 votes for the proposal, 7,196,186 votes against the proposal and 39,993 votes withheld.

Item 5. Other Information

The following information supplements the biographical information of Kevin E. Benson, the Company’s President, Chief Executive Officer and Douglas A. Carty, the Company’s Senior Financial Officer, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 and in the Company’s proxy statement dated December 29, 2004.

Prior to March 2000, Kevin E. Benson was President and Chief Executive Officer of Canadian Airlines International, Ltd. Canadian Airlines International Ltd. Initiated proceedings under the Companies’ Creditors Arrangement Act and applicable bankruptcy protection statutes in the United States on March 24, 2000.

Prior to July 2000, Mr. Carty was Senior Vice President and Chief Financial Officer of Canadian Airlines International, Ltd. Canadian Airlines International Ltd. Initiated proceedings under the Companies’ Creditors Arrangement Act and applicable bankruptcy protection statutes in the United States on March 24, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K during the quarter ended February 28, 2005

Current Report on Form 8-K, dated December 6, 2004, filed with the Securities and Exchange Commission announcing that the Company had entered into stock purchase agreements for the sale of its healthcare businesses with an affiliate of Onex Partners LP.

Current Report on Form 8-K, dated December 13, 2004, filed with the Securities and Exchange Commission announcing that the Company had granted deferred shares, restricted shares and options to purchase shares to certain directors and executive officers in accordance with the Company’s Equity and Performance Incentive Plans.

Current Report on Form 8-K, dated December 17, 2004, filed with the Securities and Exchange Commission announcing that the Company had obtained a bank consent letter allowing the Company to proceed with the disposition of its healthcare businesses provided a portion of the proceeds from the Sale Transaction are used to repay in full the outstanding principal amount of the Term B Revolver and any unpaid interest thereon.

Current Report on Form 8-K, dated February 14, 2005, filed with the Securities and Exchange Commission announcing that the Company had entered into the Fourth Amendment to Credit Agreement dated February 14, 2005, with its lenders. The Form 8-K also announced that the sale of the healthcare businesses had been finalized.

Current Report on Form 8-K, dated February 17, 2005, filed with the Securities and Exchange Commission announcing the Company purchased 3,777,419 shares of its common stock that had been held in trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.
By: /s/ Douglas A. Carty
Date: April 11, 2005	Douglas A. Carty
Senior Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer