Form 10-Q
period 2005-05-31
LAIDLAW INTERNATIONAL INC
filed 2005-07-08
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

     As of June 30, 2005, there were 100,218,580 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
($ in millions)

(unaudited)

	May 31,	August 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$427.5	$154.2
Accounts receivable, less allowance for doubtful accounts of $6.8 ($4.9 - August 31, 2004)	332.4	194.1
Insurance collateral	95.3	98.9
Parts and supplies	34.7	32.0
Deferred income tax assets	42.2	41.3
Other current assets	22.3	22.7
Discontinued operations	—	488.8

Total current assets	954.4	1,032.0

Property and equipment
Land	182.6	184.1
Buildings	165.1	157.7
Vehicles	1,366.9	1,295.9
Other	107.8	101.5

	1,822.4	1,739.2
Less: Accumulated depreciation	412.9	246.8

	1,409.5	1,492.4

Other assets
Insurance collateral	383.7	354.5
Other long-term investments	84.1	155.2
Goodwill	—	139.1
Contracts and customer relationships	73.6	118.6
Deferred income tax assets	290.2	166.4
Deferred charges and other assets	21.1	60.9
Discontinued operations	—	429.3

	852.7	1,424.0

Total assets	$3,216.6	$3,948.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)
(unaudited)

	May 31,	August 31,
	2005	2004
LIABILITIES

Current liabilities
Accounts payable	$69.9	$76.9
Accrued liabilities	218.6	192.9
Current portion of insurance reserves	177.4	175.0
Current portion of long-term debt	3.2	29.2
Discontinued operations	—	212.6

Total current liabilities	469.1	686.6

Long-term debt	539.7	1,105.9
Insurance reserves	318.4	325.2
Pension liability	99.0	188.3
Other long-term liabilities	94.7	84.0
Discontinued operations	—	181.9

Total liabilities	1,520.9	2,571.9

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 100.2 million (August 31, 2004 – 103.8 million)	1.0	1.0
Additional paid in capital	1,314.1	1,360.9
Common shares held in trust; (August 31, 2004 - 3.8 million shares issued and outstanding)	—	(50.0)
Accumulated other comprehensive income	32.8	12.8
Retained earnings	347.8	51.8

Total shareholders’ equity	1,695.7	1,376.5

Total liabilities and shareholders’ equity	$3,216.6	$3,948.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue	$836.1	$838.1	$2,413.5	$2,414.6

Compensation expense	413.2	424.3	1,206.9	1,234.1
Insurance and accident claim costs	47.6	56.5	137.8	182.7
Vehicle related costs	64.5	64.1	191.6	193.1
Fuel	54.8	45.0	153.7	126.1
Occupancy costs	39.3	38.6	116.4	116.9
Depreciation and amortization	70.6	61.6	203.8	189.5
Other operating expenses	84.1	74.2	231.3	226.7

Operating income	62.0	73.8	172.0	145.5

Interest expense	(20.0)	(19.6)	(59.1)	(57.6)
Other income (expense), net	4.5	(0.2)	9.5	(3.9)

Income from continuing operations before income taxes	46.5	54.0	122.4	84.0

Income tax expense	(16.1)	(22.0)	(46.5)	(27.2)

Income from continuing operations	30.4	32.0	75.9	56.8

Income (loss) from discontinued operations	(1.0)	2.6	220.1	7.6

Net income	$29.4	$34.6	$296.0	$64.4

Basic earnings (loss) per share
Continuing operations	$0.30	$0.32	$0.76	$0.57
Discontinued operations	(0.01)	0.03	2.20	0.07

Net income	$0.29	$0.35	$2.96	$0.64

Diluted earnings (loss) per share
Continuing operations	$0.30	$0.31	$0.74	$0.55
Discontinued operations	(0.01)	0.02	2.14	0.07

Net income	$0.29	$0.33	$2.88	$0.62

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net income	$29.4	$34.6	$296.0	$64.4

Net unrealized gain (loss) on securities and interest rate swap	1.3	(6.3)	0.5	(1.5)

Foreign currency translation adjustments	(7.0)	(6.8)	19.5	4.1

Comprehensive income	$23.7	$21.5	$316.0	$67.0

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended May 31,
	2005	2004
Operating activities
Net income	$296.0	$64.4
Less: income from discontinued operations	(220.1)	(7.6)
Non-cash adjustments to net income
Depreciation and amortization	203.8	189.5
Deferred income taxes	43.7	24.9
Other non-cash items	21.9	12.5
Net change in certain operating assets and liabilities
Accounts receivable	(137.3)	(129.6)
Insurance collateral	(24.5)	(59.4)
Accounts payable and accrued liabilities	17.3	29.7
Insurance reserves	(5.2)	22.4
Other assets and liabilities	3.9	46.7

Net cash provided by operating activities	$199.5	$193.5

Investing activities
Net capital expenditures	$(109.0)	$(123.9)
Expended on acquisitions	(2.0)	(1.3)
Net decrease in investments	13.1	47.8
Net proceeds received from sale of healthcare businesses	798.0	—
Net proceeds received from sale of other businesses	10.6	—

Net cash provided by (used in) investing activities	$710.7	$(77.4)

Financing activities
Pay down Term B facility	$(593.8)	$(18.8)
Net decrease in other long-term debt	(5.6)	(33.9)
Decrease in credit facility cash collateral	60.5	—
PBGC Trust share repurchase	(84.5)	—

Net cash used in financing activities	$(623.4)	$(52.7)

Net cash used by discontinued operations	$(13.5)	$(10.6)

Net increase in cash and cash equivalents	$273.3	$52.8

Cash and cash equivalents – beginning of period	154.2	94.0

Cash and cash equivalents – end of period	$427.5	$146.8

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2005

Note 1 – Corporate overview and basis of presentation

Corporate overview

Laidlaw International, Inc. (the “Company”) operates in three reportable business segments: education services, public transit services and Greyhound. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. The public transit services segment provides fixed-route municipal bus service and paratransit bus transportation for riders with disabilities. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. As discussed in Note 2 – “Discontinued operations” the healthcare transportation services and emergency management services segments were sold and are presented as discontinued operations.

Basis of presentation

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2005. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Prior period amounts have been reclassified to reflect the discontinuance of the healthcare businesses and also to conform to the current period presentation.

Note 2 – Discontinued operations

On February 10, 2005 the Company completed the sale of American Medical Response, Inc. (“AMR”) and Emcare Holdings, Inc., its healthcare transportation services and emergency management services segments, to an affiliate of Onex Corporation. After payment of transaction costs, net cash proceeds received by the Company were $798.0 million. Proceeds from the transaction were used in part to retire all outstanding borrowings under the Company’s Term B senior secured term facility aggregating $574.1 million.

The following table details the components of income from discontinued operations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
($ in millions)	2005	2004	2005	2004
Revenue	$(50.0)	$401.5	$646.2	$1,197.8

Pre-tax income (loss) from operations	(50.8)	4.0	(32.3)	14.0
Provision for income taxes	19.3	(1.4)	11.5	(6.4)

Income (loss) from operations	(31.5)	2.6	(20.8)	7.6

Pre-tax gain on sale of businesses	31.1	—	232.1	—
Income tax benefit (expense)	(0.6)	—	8.8	—

Gain on sale after taxes	30.5	—	240.9	—

Income (loss) from discontinued operations	$(1.0)	$2.6	$220.1	$7.6

For all periods presented, the Company has allocated interest expense under the Term B and Revolver to discontinued operations since the Company was required by the creditors to pay off the debt upon sale of the healthcare businesses. Additionally, $23.6 million of deferred financing fees related to the Term B and Revolver were written off against the gain on sale in discontinued operations. A tax benefit has been reflected for costs allocated against the gain, including the write-off of the deferred financing fees, which will give rise to ordinary deductions. While the remaining amount is a gain for book purposes, for tax purposes the sale generated a substantial capital loss. As discussed in Note 7 – “Income Taxes”, the Company has provided a full valuation allowance against the capital loss carryforward.

During the third quarter of 2005, AMR management advised the Company that they had recently determined that their accounts receivable reserves have been understated for at least the last five years, including the date of sale. This adjustment was recorded by the Company in the third quarter of 2005 which resulted in a $50 million decrease in revenues, a $31 million loss from operations, and a $31 million increase in the gain on sale from discontinued operations. The adjustment had no impact on net income, income from continuing operations or total income (loss) from discontinued operations.

Note 3 – Goodwill and other intangible assets

On August 31, 2004, as a result of fresh start accounting, the Company had recorded goodwill of $139.1 million and other intangibles including contract values of $118.6 million. The Company also had established a valuation reserve against a portion of its deferred tax assets.

As discussed in Note 7 – “Income taxes”, during fiscal 2005 the Company reduced its deferred tax valuation allowance and, as required under fresh start accounting, made a corresponding adjustment to eliminate goodwill and to reduce other intangibles by $48.3 million. The contract values remaining are net of $16.9 million of accumulated amortization at May 31, 2005 and $10.7 million at August 31, 2004.

Note 4 – Long-term debt

Components of long-term debt are as follows ($ in millions):

	May 31, 2005	August 31, 2004
Term B Facility	$—	$593.7
10 3/4% Senior Notes	399.1	401.2
Greyhound 11 1/2% Senior Notes	128.6	122.1
Notes and other debt	15.2	18.1

Total debt	542.9	1,135.1
Less: current portion	3.2	29.2

Long-term debt	$539.7	$1,105.9

On June 30, 2005 the Company entered into a new $600 million senior credit facility consisting of a $300 million term loan payable in installments through 2010 and a $300 million revolving credit facility available through 2010. The new revolving credit facility replaced the Company’s previous $200 million revolver and allowed the Company to replace Greyhound Lines’ previous $125 million revolver. Proceeds from the new term loan, along with cash on hand, were used to repurchase substantially all of the Company’s 10.75% notes and will be used to redeem Greyhound Lines’ 11.5% notes and 8.5% convertible debentures.

On July 5, 2005, the tender offer and consent solicitation of the 10.75% senior notes was completed. In conjunction with the offer and solicitation, the Company repurchased $399.2 million of the outstanding $403.5 million principal amount of the notes, representing approximately 98.9% of the outstanding notes. Total consideration paid, including tender premiums and consent fees, was $467.3 million. As part of the tender offer, the Company received the requisite consents to eliminate substantially all of the restrictive covenants under the 10.75% notes. Additionally, the Company is in the process of redeeming at par Greyhound Lines’ $150 million principal amount of 11.5% notes and $5 million 8.5% convertible debentures. These redemptions are expected to be completed before the end of the fiscal year and will give rise to one time charges in the fourth quarter of approximately $112 million for tender premiums, write-off of deferred financing fees and other fees and costs.

Note 5 – Stock awards and options

Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the date of issue and recorded an expense related to these plans of approximately $3.8 million and $1.4 million during the nine month periods ended May 31, 2005 and 2004, respectively. A summary of stock based compensation issued during the current fiscal year is as follows:

Stock options – During the first nine months ended May 31, 2005, the Company issued 452,625 non-qualified stock options to employees and non-employee directors with a strike price of $18.85 per share. The grant price was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.

Restricted Shares – During the first nine months ended May 31, 2005, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a three-year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.

Deferred Shares – Deferred shares are granted to key employees and vest ratably over a four-year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with respect to the deferred shares. During the first nine months ended May 31, 2005, the Company granted 360,000 deferred shares to key employees.

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

The components of net periodic benefit cost for the Company’s pension plans were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
($ in millions)	2005	2004	2005	2004
Components of net pension benefit cost
Service cost	$2.2	$1.4	$6.5	$4.2
Interest cost	14.3	13.6	43.0	40.8
Expected return on plan assets	(14.6)	(12.8)	(43.1)	(38.3)

Net pension benefit cost	$1.9	$2.2	$6.4	$6.7

Note 7 – Income taxes

At August 31, 2004, the Company had recorded a valuation allowance against its deferred tax assets of $305 million. During the second quarter of fiscal 2005 the Company wrote-off $127 million of deferred tax assets against the valuation allowance for carryforwards that will be used as part of a recent settlement with the IRS and for carryforwards which management believes will not likely be available for use against future income. The remaining $178 million of valuation allowance was reversed in its entirety as recent historical, and current projected, results reflect a level of income that supports a conclusion that it is more likely than not that the Company will fully recover the remaining surviving carryforwards. The results of the Company incorporated the sale of the healthcare segments and the retirement of the Term B debt and reduction in related interest costs. As required under fresh start accounting rules, the reversal first eliminated all remaining goodwill established at fresh start, with the balance reducing other intangibles established in conjunction with fresh start accounting.

As discussed in Note 2 – “Discontinued operations”, in the second quarter of fiscal 2005 the Company sold its healthcare segments generating a pre-tax book gain while for tax purposes the sale generated a substantial capital loss. As capital losses may only be applied against capital gains, and the Company does not generate capital gains in the ordinary course, a valuation allowance has been established for this deferred tax asset since the Company believes it is more likely than not that the capital loss carryforward will not be realized.

Note 8 – Material contingencies

Legal proceedings

Contingent Liabilities Relating to Sale of AMR

On February 10, 2005 the Company completed the sale of AMR to an affiliate of Onex Corporation (“Onex”) in accordance with the Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations and matters previously disclosed relating to AMR, including potentially those set forth below.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents, including those relating to Regional Emergency Services contracts in Georgia and Colorado. The government investigations in Georgia and Colorado are continuing.

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

As discussed in note 2 – “Discontinued operations”, AMR management advised the Company that they had recently determined that their accounts receivable reserves have been understated for at least the last five years, including the date of sale. As a result of this matter, it is possible that Onex could assert a claim against the Company under the Stock Purchase Agreement, although no such claim has currently been asserted.

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

Note 9 – Earnings per share

The basic earnings per share figures are calculated using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and nine month periods ended May 31, 2005 and 2004 include the dilutive effect of the Company’s stock based compensation and the weighted average shares outstanding of the Company’s common shares held in trust up until February 17, 2005, the date they were re-purchased and retired by the Company.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in millions except per share amounts)	2005	2004	2005	2004
Earnings (loss) available to common shareholders
From continuing operations	$30.4	$32.0	$75.9	$56.8
From discontinued operations	(1.0)	2.6	220.1	7.6

Net income	$29.4	$34.6	$296.0	$64.4

Weighted average number of common shares outstanding
Basic	100.2	100.0	100.1	100.0
Shares held in pension plan trust	—	3.8	2.4	3.8
Stock based compensation	0.3	0.1	0.3	0.1

Diluted	100.5	103.9	102.8	103.9

Basic earnings (loss) per common share
Continuing operations	$0.30	$0.32	$0.76	$0.57
Discontinued operations	(0.01)	0.03	2.20	0.07

Net income	$0.29	$0.35	$2.96	$0.64

Diluted earnings (loss) per common share
Continuing operations	$0.30	$0.31	$0.74	$0.55
Discontinued operations	(0.01)	0.02	2.14	0.07

Net income	$0.29	$0.33	$2.88	$0.62

Note 10 – Segment information

The Company has three reportable segments: education services, Greyhound and public transit. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three and nine months ended May 31, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
($ in millions)	2005	2004	2005	2004
Education services
Revenue	$464.0	$459.7	$1,321.0	$1,310.2
EBITDA	119.0	118.4	317.1	300.4

Greyhound
Revenue	$294.5	$299.7	$864.0	$881.1
EBITDA	9.6	15.6	46.5	37.6

Public transit
Revenue	$77.6	$78.7	$228.5	$223.3
EBITDA	4.0	1.4	12.2	(3.0)

Consolidated Total
Revenue	$836.1	$838.1	$2,413.5	$2,414.6

EBITDA	132.6	135.4	375.8	335.0
Depreciation and amortization expense	(70.6)	(61.6)	(203.8)	(189.5)

Operating income	62.0	73.8	172.0	145.5
Interest expense	(20.0)	(19.6)	(59.1)	(57.6)
Other income (expense), net	4.5	(0.2)	9.5	(3.9)
Income tax expense	(16.1)	(22.0)	(46.5)	(27.2)
Income (loss) from discontinued operations	(1.0)	2.6	220.1	7.6

Net income	$29.4	$34.6	$296.0	$64.4

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

Total identifiable assets by segment on May 31, 2005 and August 31, 2004 are as follows:

($ in millions)	May 31,	August 31,
	2005	2004
Education services	$1,151.3	$1,222.8
Greyhound	901.5	898.0
Public transit	98.9	104.5

Total identifiable assets of segments	2,151.7	2,225.3

Corporate assets	1,064.9	805.0
Discontinued operations	—	918.1

Total assets	$3,216.6	$3,948.4

Note 11 – Condensed financial statements of restricted subsidiaries

Pursuant to the terms of the Company’s 10 3/4% million Senior Notes, the Company is required to segregate the consolidated results of operations between the subsidiaries of the Company that are not a party to the agreement, which are comprised of the U.S. based businesses in the Greyhound segment (the “Unrestricted Subsidiaries”), and the Company and its remaining subsidiaries (the “Restricted Subsidiaries”).

Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$602.3	$233.8	$836.1
Compensation expense	321.6	91.6	413.2
Insurance and accident claim costs	27.6	20.0	47.6
Vehicle related costs	33.6	30.9	64.5
Fuel	34.9	19.9	54.8
Occupancy costs	18.9	20.4	39.3
Depreciation and amortization	55.3	15.3	70.6
Other operating expenses	45.5	38.6	84.1

Operating income (loss)	64.9	(2.9)	62.0
Interest expense	(11.0)	(9.0)	(20.0)
Other income, net	4.4	0.1	4.5

Income (loss) from continuing operations before income taxes	58.3	(11.8)	46.5
Income tax benefit (expense)	(20.3)	4.2	(16.1)

Net income (loss) from continuing operations	38.0	(7.6)	30.4
Net loss from discontinued operations	(1.0)	—	(1.0)

Net income (loss)	$37.0	$(7.6)	$29.4

Condensed Consolidated Statement of Operations
Nine Months Ended May 31, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,739.2	$674.3	$2,413.5
Compensation expense	930.5	276.4	1,206.9
Insurance and accident claim costs	89.6	48.2	137.8
Vehicle related costs	99.5	92.1	191.6
Fuel	98.1	55.6	153.7
Occupancy costs	56.7	59.7	116.4
Depreciation and amortization	161.4	42.4	203.8
Other operating expenses	126.4	104.9	231.3

Operating income (loss)	177.0	(5.0)	172.0
Interest expense	(32.6)	(26.5)	(59.1)
Other income, net	7.3	2.2	9.5

Income (loss) from continuing operations before income taxes	151.7	(29.3)	122.4
Income tax benefit (expense)	(57.7)	11.2	(46.5)

Net income (loss) from continuing operations	94.0	(18.1)	75.9
Net income from discontinued operations	220.1	—	220.1

Net income (loss)	$314.1	$(18.1)	$296.0

Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$595.8	$242.3	$838.1
Compensation expense	319.1	105.2	424.3
Insurance and accident claim costs	37.7	18.8	56.5
Vehicle related costs	30.9	33.2	64.1
Fuel	28.4	16.6	45.0
Occupancy costs	19.0	19.6	38.6
Depreciation and amortization	50.8	10.8	61.6
Other operating expenses	37.3	36.9	74.2

Operating income	72.6	1.2	73.8
Interest expense	(11.1)	(8.5)	(19.6)
Other income (expense), net	(0.3)	0.1	(0.2)

Income (loss) from continuing operations before income taxes	61.2	(7.2)	54.0
Income tax (expense) benefit	(22.4)	0.4	(22.0)

Net income (loss) from continuing operations	38.8	(6.8)	32.0
Net income from discontinued operations	2.6	—	2.6

Net income (loss)	$41.4	$(6.8)	$34.6

Condensed Consolidated Statement of Operations
Nine Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Revenue	$1,709.1	$705.5	$2,414.6
Compensation expense	924.4	309.7	1,234.1
Insurance and accident claim costs	128.2	54.5	182.7
Vehicle related costs	92.3	100.8	193.1
Fuel	81.4	44.7	126.1
Occupancy costs	57.7	59.2	116.9
Depreciation and amortization	157.6	31.9	189.5
Other operating expenses	118.0	108.7	226.7

Operating income (loss)	149.5	(4.0)	145.5
Interest expense	(33.5)	(24.1)	(57.6)
Other expense, net	(3.8)	(0.1)	(3.9)

Income (loss) from continuing operations before income taxes	112.2	(28.2)	84.0
Income tax benefit (expense)	(36.3)	9.1	(27.2)

Net income (loss) from continuing operations	75.9	(19.1)	56.8
Net income from discontinued operations	7.6	—	7.6

Net income (loss)	$83.5	$(19.1)	$64.4

Condensed Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by (used in) operating activities	$206.4	$(6.9)	$199.5

Cash flows from investing activities
Purchase of property and equipment, net	$(88.3)	$(20.7)	$(109.0)
Expended on acquisitions	(2.0)	—	(2.0)
Net increase in investments	12.9	0.2	13.1
Net proceeds received from sale of healthcare business	798.0	—	798.0
Net proceeds received from sale of other business	10.6	—	10.6

Net cash provided by (used in) investing activities	$731.2	$(20.5)	$710.7

Cash flows from financing activities
Pay down Term B facility	$(593.8)	$—	$(593.8)
Net decrease in other long-term debt	(3.8)	(1.8)	(5.6)
Decrease in credit facility cash collateral	60.5	—	60.5
PBGC trust share repurchase	(84.5)	—	(84.5)

Net cash used in financing activities	$(621.6)	$(1.8)	$(623.4)

Net cash used by discontinued operations	$(13.5)	$—	$(13.5)

Net increase (decrease) in cash and cash equivalents	$302.5	$(29.2)	$273.3
Cash and cash equivalents at:
Beginning of period	94.2	60.0	154.2

End of period	$396.7	$30.8	$427.5

Condensed Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Net cash provided by operating activities	$160.1	$33.4	$193.5

Cash flows from investing activities
Purchase of property and equipment, net	$(104.2)	$(19.7)	$(123.9)
Expended on acquisitions	(1.3)	—	(1.3)
Net (increase) decrease in investments	48.7	(0.9)	47.8

Net cash used in investing activities	$(56.8)	$(20.6)	$(77.4)

Cash flows from financing activities
Pay down Term B facility	$(18.8)	$—	$(18.8)
Net increase (decrease) in long-term debt	(1.7)	(32.2)	(33.9)

Net cash used in financing activities	$(20.5)	$(32.2)	$(52.7)

Net cash used by discontinued operations	$(10.6)	$—	$(10.6)

Net increase (decrease) in cash and cash equivalents	$72.2	$(19.4)	$52.8
Cash and cash equivalents at:
Beginning of period	48.8	45.2	94.0

End of period	$121.0	$25.8	$146.8

Condensed Consolidated Balance Sheet
May 31, 2005

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$396.7	$30.8	$427.5
Accounts receivable	300.1	32.3	332.4
Insurance collateral	95.3	—	95.3
Parts and supplies	24.6	10.1	34.7
Deferred income tax assets	21.1	21.1	42.2
Other current assets	9.6	12.7	22.3

Total current assets	847.4	107.0	954.4

Property and equipment	1,083.1	326.4	1,409.5
Insurance collateral	322.4	61.3	383.7
Other long-term investments	70.0	14.1	84.1
Contracts and customer relationships	73.6	—	73.6
Deferred income tax assets	114.1	176.1	290.2
Deferred charges and other assets	16.2	4.9	21.1

Total assets	$2,526.8	$689.8	$3,216.6

Current liabilities
Accounts payable	$46.1	$23.8	$69.9
Accrued liabilities	134.1	84.5	218.6
Insurance reserves	137.7	39.7	177.4
Current portion of long-term debt	0.9	2.3	3.2

Total current liabilities	318.8	150.3	469.1

Long-term debt	399.3	140.4	539.7
Insurance reserves	253.5	64.9	318.4
Pension liability	10.9	88.1	99.0
Other long-term liabilities	67.3	27.4	94.7
Intercompany payable (receivable)	(197.1)	197.1	—

Total liabilities	852.7	668.2	1,520.9

Shareholders’ equity	1,674.1	21.6	1,695.7

Total liabilities and shareholders’ equity	$2,526.8	$689.8	$3,216.6

Condensed Consolidated Balance Sheet
August 31, 2004

	Restricted	Unrestricted	Consolidated
($ millions)	Subsidiaries	Subsidiaries	Totals

Current assets
Cash and cash equivalents	$94.2	$60.0	$154.2
Accounts receivable	164.2	29.9	194.1
Insurance collateral	98.9	—	98.9
Parts and supplies	22.2	9.8	32.0
Deferred income tax assets	18.4	22.9	41.3
Other current assets	13.0	9.7	22.7
Discontinued operations	488.8	—	488.8

Total current assets	899.7	132.3	1,032.0

Property and equipment	1,144.4	348.0	1,492.4
Insurance collateral	303.3	51.2	354.5
Other long-term investments	140.9	14.3	155.2
Goodwill	139.1	—	139.1
Contracts and customer relationships	118.6	—	118.6
Deferred income tax assets	36.3	130.1	166.4
Deferred charges and other assets	51.9	9.0	60.9
Discontinued operations	429.3	—	429.3

Total assets	$3,263.5	$684.9	$3,948.4

Current liabilities
Accounts payable	$50.4	$26.5	$76.9
Accrued liabilities	103.4	89.5	192.9
Insurance reserves	138.7	36.3	175.0
Current portion of long-term debt	26.8	2.4	29.2
Current liabilities of discontinued operations	212.6	—	212.6

Total current liabilities	531.9	154.7	686.6

Long-term debt	970.5	135.4	1,105.9
Insurance reserves	247.3	77.9	325.2
Pension liability	13.8	174.5	188.3
Other long-term liabilities	55.8	28.2	84.0
Intercompany payable (receivable)	(74.5)	74.5	—
Long-term liabilities of discontinued operations	181.9	—	181.9

Total liabilities	1,926.7	645.2	2,571.9

Shareholders’ equity	1,336.8	39.7	1,376.5

Total liabilities and shareholders’ equity	$3,263.5	$684.9	$3,948.4

Note 12 – Guarantors of Senior Notes

The Company’s 10 3/4% Senior Notes are guaranteed by the Company’s subsidiaries, except for the Unrestricted Subsidiaries, the Company’s Canadian subsidiaries and any of the Company’s insurance subsidiaries. The condensed consolidated financial statements for the guarantors, the non-guarantors and the parent company (Laidlaw International, Inc.) are as follows:

Condensed Consolidated Statement of Operations
Three months ended May 31, 2005

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$484.9	$351.2	$—	$836.1
Operating, selling, general and administrative expenses	0.1	395.8	307.6	—	703.5
Depreciation and amortization expense	—	44.4	26.2	—	70.6
Intercompany management fees (income)	—	(4.7)	4.7	—	—

Operating income (loss)	(0.1)	49.4	12.7	—	62.0
Interest expense	(11.9)	(0.1)	(8.0)	—	(20.0)
Intercompany interest income (expense)	1.9	(0.8)	(1.1)	—	—
Other income, net	2.5	1.8	0.2	—	4.5
Equity in earnings (loss) of intercompany investments	34.6	(7.6)	—	(27.0)	—

Income (loss) from continuing operations before income taxes	27.0	42.7	3.8	(27.0)	46.5
Income tax benefit (expense)	2.4	(17.3)	(1.2)	—	(16.1)

Income (loss) from continuing operations	29.4	25.4	2.6	(27.0)	30.4
Income (loss) from discontinued operations	—	(0.4)	(0.6)	—	(1.0)

Net income (loss)	$29.4	$25.0	$2.0	$(27.0)	$29.4

Condensed Consolidated Statement of Operations
Nine months ended May 31, 2005

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$1,386.6	$1,026.9	$—	$2,413.5
Operating, selling, general and administrative expenses	0.3	1,132.6	904.8	—	2,037.7
Depreciation and amortization expense	—	129.3	74.5	—	203.8
Intercompany management fees (income)	—	(10.9)	10.9	—	—

Operating income (loss)	(0.3)	135.6	36.7	—	172.0
Interest expense	(35.2)	(0.3)	(23.6)	—	(59.1)
Intercompany interest income (expense)	0.8	2.4	(3.2)	—	—
Other income, net	4.3	2.4	2.8	—	9.5
Equity in earnings (loss) of intercompany investments	314.9	(18.1)	—	(296.8)	—

Income (loss) from continuing operations before income taxes	284.5	122.0	12.7	(296.8)	122.4
Income tax benefit (expense)	11.5	(53.2)	(4.8)	—	(46.5)

Income (loss) from continuing operations	296.0	68.8	7.9	(296.8)	75.9
Income from discontinued operations	—	218.4	1.7	—	220.1

Net income (loss)	$296.0	$287.2	$9.6	$(296.8)	$296.0

Condensed Consolidated Statement of Operations
Three months ended May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$490.2	$347.9	$—	$838.1
Operating, selling, general and administrative expenses	0.4	387.5	314.8	—	702.7
Depreciation and amortization expense	—	41.9	19.7	—	61.6
Intercompany management fees (income)	—	(2.3)	2.3	—	—

Operating income (loss)	(0.4)	63.1	11.1	—	73.8
Interest expense	(11.7)	—	(7.9)	—	(19.6)
Intercompany interest income (expense)	4.1	(3.6)	(0.5)	—	—
Other income (expense), net	(0.4)	0.1	0.1	—	(0.2)
Equity in earnings (loss) of intercompany investments	38.4	(4.0)	—	(34.4)	—

Income (loss) from continuing operations before income taxes	30.0	55.6	2.8	(34.4)	54.0
Income tax benefit (expense)	4.6	(18.1)	(8.5)	—	(22.0)

Income (loss) from continuing operations	34.6	37.5	(5.7)	(34.4)	32.0
Income from discontinued operations	—	2.6	—	—	2.6

Net income (loss)	$34.6	$40.1	$(5.7)	$(34.4)	$34.6

Condensed Consolidated Statement of Operations
Nine months ended May 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Revenue	$—	$1,389.3	$1,025.3	$—	$2,414.6
Operating, selling, general and administrative expenses	0.9	1,126.2	952.5	—	2,079.6
Depreciation and amortization expense	—	130.8	58.7	—	189.5
Intercompany management fees (income)	—	(6.3)	6.3	—	—

Operating income (loss)	(0.9)	138.6	7.8	—	145.5
Interest expense	(34.9)	(0.2)	(22.5)	—	(57.6)
Intercompany interest income (expense)	2.4	(0.7)	(1.7)	—	—
Other income (expense), net	(4.3)	0.6	(0.2)	—	(3.9)
Equity in earnings (loss) of intercompany investments	84.6	(16.3)	—	(68.3)	—

Income (loss) from continuing operations before income taxes	46.9	122.0	(16.6)	(68.3)	84.0
Income tax benefit (expense)	17.5	(48.7)	4.0	—	(27.2)

Income (loss) from continuing operations	64.4	73.3	(12.6)	(68.3)	56.8
Income from discontinued operations	—	7.6	—	—	7.6

Net income (loss)	$64.4	$80.9	$(12.6)	$(68.3)	$64.4

Condensed Consolidated Statement of Cash Flows
Nine months ended May 31, 2005

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$(32.5)	$193.4	$38.6	$199.5

Cash flows from investing activities
Purchase of property and equipment, net	$—	$(81.5)	$(27.5)	$(109.0)
Expended on acquisitions	—	—	(2.0)	(2.0)
Net (increase) decrease in investments	3.4	10.0	(0.3)	13.1
Net proceeds from sale of healthcare businesses	—	798.0	—	798.0
Net proceeds from sale of other businesses	—	1.4	9.2	10.6

Net cash provided by (used in) investing activities	$3.4	$727.9	$(20.6)	$710.7

Cash flows from financing activities
Pay down Term B facility	$(593.8)	$—	$—	$(593.8)
Net decrease in long-term debt	(2.5)	(0.2)	(2.9)	(5.6)
Decrease in credit facility cash collateral	60.5	—	—	60.5
PBGC Trust share repurchase	—	—	(84.5)	(84.5)
Increase (decrease) in intercompany advances	541.9	(634.4)	92.5	—

Net cash provided by (used in) financing activities	$6.1	$(634.6)	$5.1	$(623.4)

Net cash used by discontinued operations	$—	$(6.7)	$(6.8)	$(13.5)

Net increase (decrease) in cash and cash equivalents	$(23.0)	$280.0	$16.3	$273.3
Cash and cash equivalents at:
Beginning of period	71.4	4.6	78.2	154.2

End of period	$48.4	$284.6	$94.5	$427.5

Condensed Consolidated Statement of Cash Flows
Nine months ended May 31, 2004

	Parent			Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Totals

Net cash provided by (used in) operating activities	$(62.8)	$158.9	$97.4	$193.5

Cash flows from investing activities
Purchase of property and equipment, net	$—	$(64.1)	$(59.8)	$(123.9)
Expended on acquisitions	—	—	(1.3)	(1.3)
Net (increase) decrease in investments	0.7	47.6	(0.5)	47.8

Net cash provided by (used in) investing activities	$0.7	$(16.5)	$(61.6)	$(77.4)

Cash flows from financing activities
Pay down Term B facility	$(18.8)	$—	$—	$(18.8)
Net increase (decrease) in long-term debt	0.4	(0.7)	(33.6)	(33.9)
Increase (decrease) in intercompany advances	127.8	(121.1)	(6.7)	—

Net cash provided by (used in) financing activities	$109.4	$(121.8)	$(40.3)	$(52.7)

Net cash provided (used) by discontinued operations	$—	$(11.2)	$0.6	$(10.6)

Net increase (decrease) in cash and cash equivalents	$47.3	$9.4	$(3.9)	$52.8
Cash and cash equivalents at:
Beginning of period	40.7	(2.4)	55.7	94.0

End of period	$88.0	$7.0	$51.8	$146.8

Condensed Consolidated Balance Sheet
As of May 31, 2005

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$51.5	$583.1	$319.8	$—	$954.4
Intercompany receivables (payables) and investments	1,970.2	851.0	(238.9)	(2,582.3)	—
Property and equipment	—	794.0	615.5	—	1,409.5
Insurance collateral	—	8.9	374.8	—	383.7
Other long-term investments	50.8	15.4	17.9	—	84.1
Contracts and customer relationships	—	70.9	2.7	—	73.6
Long-term deferred income tax assets	27.5	14.5	248.2	—	290.2
Deferred charges and other assets	15.4	0.8	4.9	—	21.1

	$2,115.4	$2,338.6	$1,344.9	$(2,582.3)	$3,216.6

Current liabilities	$20.7	$121.2	$327.2	$—	$469.1
Non-current liabilities	399.1	58.7	594.0	—	1,051.8
Shareholders’ equity	1,695.6	2,158.7	423.7	(2,582.3)	1,695.7

	$2,115.4	$2,338.6	$1,344.9	$(2,582.3)	$3,216.6

Condensed Consolidated Balance Sheet
As of August 31, 2004

	Parent				Consolidated
($ millions)	Company	Guarantors	Non-Guarantors	Eliminations	Totals

Current assets	$75.1	$644.4	$312.5	$—	$1,032.0
Intercompany receivables (payables) and investments	2,144.2	241.9	(120.2)	(2,265.9)	—
Property and equipment	—	835.7	656.7	—	1,492.4
Insurance collateral	—	—	354.5	—	354.5
Other long-term investments	114.7	25.6	14.9	—	155.2
Goodwill	—	139.1	—	—	139.1
Contracts and customer relationships	—	116.4	2.2	—	118.6
Long-term deferred income tax assets	5.9	—	196.5	(36.0)	166.4
Deferred charges and other assets	42.8	9.1	9.0	—	60.9
Long term assets of discontinued operations	—	377.9	51.4	—	429.3

	$2,382.7	$2,390.1	$1,477.5	$(2,301.9)	$3,948.4

Current liabilities	$35.7	$315.5	$335.4	$—	$686.6
Non-current liabilities	970.5	203.1	747.7	(36.0)	1,885.3
Shareholders’ equity	1,376.5	1,871.5	394.4	(2,265.9)	1,376.5

	$2,382.7	$2,390.1	$1,477.5	$(2,301.9)	$3,948.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate overview

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and nine month periods ended May 31, 2005 compared to the three and nine month periods ended May 31, 2004 and the Company’s consolidated financial position at May 31, 2005. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2004. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.

Our continuing operations consist of three reportable segments: education services, public transit services and Greyhound. See Note 10 – “Segment information” of the Notes to Consolidated Financial Statements in this Report. As a result of the sale of our healthcare transportation services and emergency management services segments, prior period amounts have been reclassified to reflect the discontinuance of these segments.

Pursuant to the terms of the Company’s 10 3/4% million Senior Notes, the Company is required to segregate the consolidated results of operations between the Restricted and Unrestricted Subsidiaries as defined in Note 11 – “Condensed financial statements of restricted subsidiaries” of the Notes to the Consolidated Financial Statements included in this Report.

Non-GAAP Measure

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 10 – “Segment information” of the Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to income from continuing operations:

	Three Months Ended		Nine Months Ended
($ in millions)	May 31,		May 31,
	2005	2004	2005	2004
EBITDA	$132.6	$135.4	$375.8	$335.0

Depreciation and amortization	(70.6)	(61.6)	(203.8)	(189.5)
Interest expense	(20.0)	(19.6)	(59.1)	(57.6)
Other income (expense), net	4.5	(0.2)	9.5	(3.9)
Income tax expense	(16.1)	(22.0)	(46.5)	(27.2)

Income from continuing operations	$30.4	$32.0	$75.9	$56.8

Results of Operations

Three and nine months ended May 31, 2005, and 2004

	Percentage of revenue
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	49.3	50.6	50.0	51.1
Insurance and accident claim costs	5.7	6.7	5.7	7.6
Vehicle related costs	7.7	7.6	7.9	8.0
Fuel	6.6	5.4	6.4	5.2
Occupancy costs	4.7	4.6	4.8	4.8
Depreciation and amortization	8.5	7.4	8.5	7.9
Other operating expenses	10.1	8.9	9.6	9.4

Operating income	7.4	8.8	7.1	6.0

Interest expense	(2.3)	(2.4)	(2.4)	(2.3)
Other income (expense), net	0.5	—	0.4	(0.2)

Income from continuing operations before income taxes	5.6	6.4	5.1	3.5
Income tax expense	(2.0)	(2.6)	(2.0)	(1.1)

Income from continuing operations	3.6	3.8	3.1	2.4
Income (loss) from discontinued operations	(0.1)	0.3	9.2	0.3

Net income	3.5%	4.1%	12.3%	2.7%

Revenue by business segment and Restricted and Unrestricted subsidiaries are as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	May 31,		May 31,
	2005	2004	2005	2004
Revenue
Education services	$464.0	$459.7	$1,321.0	$1,310.2
Greyhound	294.5	299.7	864.0	881.1
Public transit	77.6	78.7	228.5	223.3

Total	$836.1	$838.1	$2,413.5	$2,414.6

Restricted Subsidiaries	602.3	595.8	1,739.2	1,709.1
Unrestricted Subsidiaries	233.8	242.3	674.3	705.5

Total	$836.1	$838.1	$2,413.5	$2,414.6

EBITDA by business segment and Restricted and Unrestricted subsidiaries are as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	May 31,		May 31,
	2005	2004	2005	2004
EBITDA
Education services	$119.0	$118.4	$317.1	$300.4
Greyhound	9.6	15.6	46.5	37.6
Public transit	4.0	1.4	12.2	(3.0)

Total	$132.6	$135.4	$375.8	$335.0

Restricted Subsidiaries	120.2	123.4	338.4	307.1
Unrestricted Subsidiaries	12.4	12.0	37.4	27.9

Total	$132.6	$135.4	$375.8	$335.0

Education services

Revenue in the education services segment increased by $4.3 million and $10.8 million for the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004. The increases in revenue are principally due to a strengthening of the Canadian dollar relative to the U.S. dollar that had the effect of increasing revenue compared to the corresponding periods last year by $4.6 million and $12.0 million for the three and nine months ended May 31, 2005, respectively. Revenue from new contracts and rate increases on existing contracts were largely offset by decreased revenue from lost contracts.

In the three and nine months ended May 31, 2005, EBITDA in the education services segment improved $0.6 million and $16.7 million over the three and nine months ended May 31, 2005 primarily due to lower accident claim costs somewhat offset by increased fuel prices and vehicle maintenance costs. Accident claims costs during the three and nine months ended May 31, 2005 were $7.8 million and $23.0 million, respectively, lower than the comparable periods in the prior year. Favorable trends in accident frequency along with improvements in development of insurance losses from previous years have led to the reduction in accident claims costs year over year. Although we believe our full year 2005 results will continue to reflect a significant year-over-year reduction in accident claims costs, we anticipate that these costs will be higher during the fourth quarter of fiscal 2005 than the amounts recorded during the fourth quarter of fiscal 2004.

Greyhound

Revenue in the Greyhound segment during the three and nine months ended May 31, 2005 declined $5.2 million and $17.1 million, respectively, from the three and nine months ended May 31, 2004, principally due to a decrease in passenger revenue somewhat offset by an increase in the Canadian exchange rate. Passenger revenue and miles driven are down due to management’s focus on improving profitability by reducing lower yielding long-distance trips and eliminating low-performing routes or frequencies. Had there been no change in the exchange rate, revenue would have decreased by $10.2 million and $31.1 million for the three and nine months ended May 31, 2005, respectively, compared to the prior year periods.

EBITDA in the Greyhound segment in the three months ended May 31, 2005, declined by $6.0 million compared to the three months ended May 31, 2004 due to a $5.8 million loss recorded upon disposition of several tour and charter businesses in western Canada. During the quarter, higher fuel prices, advertising and insurance costs were mostly offset by gains made in improving revenue per bus mile. EBITDA in the nine months ended May 31, 2005 improved $8.9 million compared to the nine months ended May 31, 2004 due to gains made in improving revenue per bus mile and lower accident claims costs somewhat offset by higher fuel costs and the loss on sale of the western Canada businesses.

Public transit

Revenue in the public transit services segment decreased $1.1 million for the three months ended May 31, 2005 compared to the same period in fiscal 2004 while revenue increased $5.2 million for the nine months ended May 31, 2005 compared to the same period in fiscal 2004. The decline in the current quarter is primarily due to lost revenue as a result of the sale of a small charter operation in the second quarter of 2005. The increase during the nine month period is primarily due to route additions on current contracts.

EBITDA in the public transit services segment in the three and nine months ended May 31, 2005 improved $2.6 million and $15.2 million, respectively, over the same period in 2004 primarily due to lower accident claims costs. Accident claims costs during the three and nine months ended May 31, 2005 were $3.6 million and $13.9 million, respectively, lower than the comparable periods in the prior year. Favorable trends in accident frequency along with improvements in development of insurance losses from previous years have led to the reduction in accident claims costs year over year. Although we believe our full year 2005 results will continue to reflect a significant year-over-year reduction in accident claims costs, we anticipate that these costs will be higher during the fourth quarter of fiscal 2005 than the amounts recorded during the fourth quarter of fiscal 2004.

Restricted Subsidiaries

The $6.5 million and $30.1 million increase in the Restricted Subsidiaries revenue during the three and nine months ended May 31, 2005 compared to the prior year is primarily a result of the increases in revenue in education services and Greyhound Lines of Canada. A large portion of the increase was due to the increased strength of the Canadian dollar compared to the U.S dollar. Had there been no change in the exchange rate, revenue would have decreased by $3.1 million and would have increased $4.1 million for the three and nine months ended May 31, 2005, respectively, compared to the prior year periods.

In the three months ended May 31, 2005, EBITDA for the Restricted Subsidiaries declined $3.2 million over the three months ended May 31, 2004, while EBITDA for the nine months ended May 31, 2005 improved $31.3 million over the nine months ended May 31, 2004. The decline during the current quarter is primarily due to the loss on sale of the western Canada businesses. During the nine month period the increase is primarily due to a $38.6 million reduction in accident claims costs somewhat offset by the loss on sale of the western Canada businesses.

Unrestricted Subsidiaries

The Unrestricted Subsidiaries revenue decreased $8.5 million and $31.2 million during the three and nine months ended May 31, 2005, primarily due to reduced passenger revenue and miles driven as discussed in the Greyhound segment above.

In the three and nine months ended May 31, 2005, EBITDA in the Unrestricted Subsidiaries increased $0.4 million and $9.5 million, respectively, compared to the three and nine months ended May 31, 2004 due to increased revenue per mile and reduced operating costs as discussed in the Greyhound segment above, somewhat offset by fuel cost increases.

Depreciation and amortization expense

Depreciation expense for the three and nine months ended May 31, 2005 increased $9.6 million and $14.9 million over the three and nine months ended May 31, 2004. The increase is mostly attributable to the Unrestricted Subsidiaries and is principally due to a decrease in the estimated useful life and salvage value of certain older Greyhound buses.

Amortization expense for the three and nine months ended May 31, 2005 decreased slightly compared to the same periods in fiscal 2004. Amortization is primarily related to customer contracts capitalized under fresh start accounting. Virtually all of the amortization expense was recorded by the Restricted Subsidiaries.

Interest expense

In the three and nine months ended May 31, 2005, interest expense was $20.0 million and $59.1 million, respectively, compared to $19.6 million and $57.6 million for the three and nine months ended May 31, 2004. The increase is attributable to a slightly higher average debt balance at Greyhound.

Other income (expense), net

Other income (expense), net was $4.5 million and $9.5 million, respectively, for the three and nine months ended May 31, 2005. The income for the quarter ended May 31, 2005 primarily relates to income on investments and a refund of $2.5 million related to legal fees, previously expensed, to defend former directors and officers of the Predecessor Company from shareholder and creditor lawsuits that originated prior to the Company’s emergence from bankruptcy. Income for the nine months ended May 31, 2005 also includes proceeds received by the Company from the finalization of Greyhound’s 1990 bankruptcy proceedings, offset somewhat by certain other non-operating expenses.

Other income (expense), net was ($0.2) million and ($3.9) million in the three and nine months ended May 31, 2004, respectively, and primarily related to legal fees to defend former directors and officers of the Predecessor Company from shareholder and creditor lawsuits that originated prior to the Company’s emergence from bankruptcy offset somewhat by income on investments.

Discontinued operations

Income from discontinued operations includes the operating results of our healthcare transportation services and emergency management services segments through the date of their sale on February 10, 2005. For the three months ended May 31, 2005, the $1.0 million loss from discontinued operations was principally due to charges related to retained insurance claims. Income from discontinued operations was $220.1 million for the nine months ended May 31, 2005, and is principally related to the gain on sale of the businesses. Income from discontinued operations was $2.6 million and $7.6 million for the three and nine months ended May 31, 2004.

Income tax expense

Income tax expense for continuing operations for the three and nine months ended May 31, 2005 was $16.1 million and $46.5 million, respectively, compared to $22.0 million and $27.2 million in the three and nine months ended May 31, 2004. During the nine month period ended May 31, 2004, the Company recorded a one-time benefit of $6.6 million due to a change in a Canadian tax rate. The effective tax rate was 35% and 38% for the three and nine months of fiscal 2005, respectively, compared to 41% and 40% in the three and nine months of fiscal 2004, excluding the effect of the one-time rate change.

Of the $16.1 million and $46.5 million provided in the three and nine months ended May 31, 2005, $1.2 million and $2.8 million, respectively, represents cash taxes payable and the balance reflects the utilization of deferred tax assets.

Liquidity and capital resources

For the nine months ended May 31, 2005, cash provided by operating activities was $199.5 million compared to $193.5 million for the nine months ended May 31, 2004. Net expenditures for the purchase of capital assets was $109.0 million for the nine months ended May 31, 2005 compared to $123.9 million for the nine months ended May 31, 2004.

Net cash proceeds received by the Company from the sale of the healthcare businesses during the nine months ended May 31, 2005, totalled $798.0 million of which $574.1 million was used to retire all outstanding borrowings under the Company’s Term B senior secured term facility. Additionally, following the pay down of the Term B facility, the Company was able to reduce $60.5 million of the cash collateral under its cash collateralized letter of credit facility. Management expects to recover the remaining $39.5 million of cash collateral under this facility before the end of the fiscal year. During the nine months ended May 31, 2005, the Company also purchased, and retired, all of the shares held in the Pension Plan Trust (as discussed in Note 6 - Pension Plans) for $84.5 million.

On June 30, 2005 the Company entered into a new $600 million senior credit facility consisting of a $300 million term loan payable in installments through 2010 and a $300 million revolving credit facility available through 2010. The new revolving credit facility replaced the Company’s previous $200 million revolver and allowed the Company to replace Greyhound Lines’ previous $125 million revolver. Proceeds from the new term loan, along with cash on hand, were used to repurchase substantially all of the Company’s 10.75% notes and will be used to redeem Greyhound Lines’ 11.5% notes and 8.5% convertible debentures.

On July 5, 2005, the tender offer and consent solicitation of the 10.75% senior notes was completed. In conjunction with the offer and solicitation, the Company repurchased $399.2 million of the outstanding $403.5 million principal amount of the notes, representing approximately 98.9% of the outstanding notes. Total consideration paid, including tender premiums and consent fees, was $467.3 million. As part of the tender offer, the Company received the requisite consents to eliminate substantially all of the restrictive covenants under the 10.75% notes. Additionally, the Company is in the process of redeeming at par Greyhound Lines’ $150 million principal amount of 11.5% notes and $5 million 8.5% convertible debentures. These redemptions are expected to be completed before the end of the fiscal year and will give rise to one time charges in the fourth quarter of approximately $112 million for tender premiums, write-off of deferred financing fees, and other fees and costs.

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

Commitments and Contingencies

Reference is made to Note 21 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2004 for a description of the Company’s material commitments. Reference is made to Note 8 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

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

LAIDLAW INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Contingent Liabilities Relating to Sale of AMR

On February 10, 2005 the Company completed the sale of American Medical Response, Inc. (“AMR”) to an affiliate of Onex Corporation (“Onex”) in accordance with the Stock Purchase Agreement, dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations and matters previously disclosed relating to AMR, including potentially those set forth below.

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

As discussed in note 2 – “Discontinued operations”, AMR management advised the Company that they had recently determined that their accounts receivable reserves have been understated for at least the last five years, including the date of sale. As a result of this matter, it is possible that Onex could assert a claim against the Company under the Stock Purchase Agreement, although no such claim has currently been asserted.

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

Item 6. Exhibits

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

LAIDLAW INTERNATIONAL, INC.
By: /s/ Douglas A. Carty
Date: July 8, 2005	Douglas A. Carty
Senior Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer