Form 10-K
period 2005-08-31
LAIDLAW INTERNATIONAL INC
filed 2005-11-14
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005
Commission File Number 000-13109
LAIDLAW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	98-0390488 (I.R.S. Employer Identification No.)
55 SHUMAN BOULEVARD, SUITE 400
NAPERVILLE, ILLINOIS 60563
(Address of principal executive offices, including zip code)
(630) 848-3000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at February 28, 2005 was $2,301.2 million. At October 31, 2005 there were 100,249,990 shares of the registrant’s Common Stock issued and outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.
Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this report on Form 10-K.

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
-	Economic and other market factors, including competitive pressures and changes in pricing policies;

-	The ability to implement initiatives designed to increase operating efficiencies or improve results;

-	Costs and risks associated with litigation;

-	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

-	The potential for rising labor costs and actions taken by organized labor unions;

-	Continued increases in prices of fuel and potential shortages;

-	Control of costs related to accident and other risk management claims;

-	Terrorism and other acts of violence;

-	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

-	Potential changes in the mix of businesses we operate; and

-	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. In light of these risks and uncertainties you are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in the Company’s other filings made from time to time with the Securities and Exchange Commission.

LAIDLAW INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
ITEM 1. BUSINESS
Laidlaw International, Inc. is a holding company with operations conducted by its subsidiaries. Unless the context otherwise requires, references to the “Company,” “Laidlaw International,” “we,” “our” or “us” mean Laidlaw International, Inc. and our subsidiaries. We participate in three reportable business segments that provide transportation services in the United States (85% of revenue) and Canada (15% of revenue):
•	Our education services segment is the largest provider of school bus transportation throughout the United States and Canada (50% of revenue);

•	Our Greyhound segment is the largest provider of intercity bus transportation in the United States and Canada. Greyhound also provides charter bus services and package delivery services (40% of revenue); and

•	Our public transit services segment is a leading operator of out-sourced municipal and paratransit bus transportation within the United States (10% of revenue).

Financial information concerning the Company’s geographical and business segments is provided in Note 19 – “Segment information” of the Notes to Consolidated Financial Statements.

As discussed in Note 3, “Discontinued operations” of the Notes to Consolidated Financial Statements, we sold our healthcare transportation and emergency management businesses in fiscal 2005. Those segments are now reported as discontinued operations.
BACKGROUND AND PARENT COMPANY RESTRUCTURING
On June 28, 2001, we, along with Laidlaw Inc., an Ontario corporation and our predecessor (“Predecessor Company”), filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code and the Canadian Companies’ Creditors Arrangement Act. On February 27, 2003 and February 28, 2003, the U.S. Bankruptcy Court and the Ontario Superior Court of Justice, respectively, confirmed our Third Amended Joint Plan of Reorganization (the “Plan”). None of Laidlaw International’s operating subsidiaries were a party to the chapter 11 proceedings.
We completed our restructuring when the Plan became effective on June 23, 2003. Under the Plan, $4.0 billion of liabilities were compromised. The creditor groups received a combination of $1.2 billion in cash and 100 million shares of newly issued common stock in Laidlaw International in exchange for the extinguishment of all claims, liabilities and debt against the Predecessor Company. The equity ownership of the Predecessor Company was cancelled for no consideration.
In connection with our reorganization, we became a Delaware corporation and, as part of our domestication, we changed our name to “Laidlaw International, Inc.” from “Laidlaw Investments Ltd.” We were originally incorporated under the laws of Ontario, Canada under the name “Laidlaw Investments Ltd.” on September 25, 1985.

EDUCATION SERVICES SEGMENT
Services Provided
Our education services business offers the following transportation related services in the United States and Canada:
(i)	Home-to-school: Regularly scheduled transportation of students to and from school, based on the negotiated terms of contracts with school districts (87% of revenue);

(ii)	Extra-curricular: Non-regularly scheduled transportation of students on field trips, to athletic events or for other extra-curricular activities (5% of revenue);

(iii)	Charter & transit: Transportation service provided to non-school customers (4% of revenue); and

(iv)	Other: Leasing or sale of transportation equipment, logistical support, maintenance agreements and other support services (4% of revenue).
Competitive Environment
There are an estimated 500,000 school buses operating in the United States and Canada, serving a market of approximately 17,000 school districts and transporting approximately 50% of all kindergarten through twelfth grade students to and from school.
The majority, approximately 350,000, of the school buses in the United States and Canada are owned and operated by the school districts themselves. Private bus operators like ourselves, working under contract with the school districts, operate the remainder, or roughly 150,000 buses.
We are the largest school bus operator in the United States and Canada, providing student transportation services to more than a thousand school districts with a fleet of approximately 41,000 buses. We transport more than two million students each weekday to and from school. The next largest provider of student transportation operates a fleet of approximately 20,000 buses. There are a few other carriers that operate nationally or regionally, and thousands of locally owned and operated small bus companies.
The school districts that use private school bus transportation, typically through a formal competitive bidding process, choose one carrier over another based on price, service capabilities and safety record. There are some mandated low bid states, where our ability to leverage Laidlaw’s safety and service records, is diminished. We believe the Laidlaw brand is recognized as the leader in the industry.
Operations
Our education services business operates from approximately 500 branch locations within 36 states and the District of Columbia in the United States and six provinces in Canada. In aggregate, more than 90% of our education services’ revenue is generated from contractual relationships, generally with contract terms of three to five years in length and options for extensions. Our school bus contracts are typically with school districts, boards of education or municipalities. Contracts are customized to suit the individual needs of each district and may include managing the entire transportation system or specific components such as fleet acquisition or maintenance services. Pricing is generally determined on a revenue per bus, per day basis with annual increases typically specified in the agreement. The size of these contracts varies from those covering very small operations to those covering over 500 buses. In addition to our contracted regular routes, we transport students to extra-curricular events, field trips and athletic events and provide charter services to outside groups.
Our education services business has been implementing a business strategy designed to enhance its financial performance, maintain its leadership position and develop alternative revenue opportunities.
We have identified a number of key areas of opportunity that should enable us to improve the operating performance of our education services business and lower our costs.
-	Grow operating margins and return on assets – We are maintaining our focus of improving the financial performance of underperforming contracts as they come up for renewal and seeking to expand ancillary revenue, including charter services, in order to improve the utilization of our fleet.

-	Lower structural costs – We have a project underway to consolidate operating support functions, including payroll and accounts payable, in order to lower processing costs. By increasing centralized purchasing and improving information technology systems, we believe we will be able to further lower operating costs.

-	Build a platform for growth – By lowering our costs, we believe we will be able to enhance our ability to grow our traditional transportation offerings. Additionally, improved and scaleable information systems may give us an opportunity to market our core competencies to school districts that do not contract out bus transportation.
While we believe the initiatives identified above will help us realize improved profitability, implementing these changes and achieving the desired results will be challenging and could take considerable time.
Seasonality
Our education services business is seasonal with operations following the typical school year schedule from September to June. As a result, our education services business historically experiences a significant decline in revenue and operating income in our fourth fiscal quarter due to school summer vacations. Cash flows from operations generally are significantly lower during the first quarter and are significantly higher during the fourth quarter due to the lag between the expenses incurred from providing services at the beginning of the school year and the collection of receivables related to those services.
Employees
As of August 31, 2005, our education services segment had approximately 44,600 employees, with 95% of these employees involved directly in operations, primarily as drivers, mechanics and bus monitors. Part-time employees comprise approximately 81% of all employees. Approximately 45% of our employees are represented by 176 collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good. The existence of many local union contracts limits the impact of any individual labor disruption on our operations. In October 2005, a coalition of labor unions announced they intend to focus on organizing service workers in a number of industries, including student transportation. While an action from labor could have an impact on the local operations involved, we are committed to maintaining a positive and rewarding work environment for our employees.

Safety
We are committed to ensuring the safety of the school children we transport every day. Our drivers operate under very stringent safety standards and undergo thorough background checks and testing at the time of hire. We require mandatory training both in the classroom and behind the wheel for our new drivers and we also have extensive on-going driver training and preventative maintenance programs. We have developed and implemented a comprehensive system of safety precautions and procedures that includes:
-	Child awareness training consisting of programs and activities to increase the awareness of school bus safety;

-	Daily pre-trip equipment inspection by our drivers; and

-	Use of equipment on certain of our vehicles that reinforces and monitors behavior in route and at the completion of each run.
These efforts have enabled us to reduce the frequency of accidents over the past decade to a level that we believe is one of the lowest in the industry.
Vehicle Fleet
Our education services business owns approximately 39,000 buses and support vehicles and operates approximately 2,000 customer-owned buses. At August 31, 2005, the average age of our bus fleet was approximately 6.8 years. Fleet replacements are based on contract requirements, age and useful life of the vehicle. During fiscal 2005, we purchased approximately 2,500 vehicles at an aggregate cost of approximately $126.8 million. The size and similarity of our fleet provides us with flexibility to redeploy buses to different locations to fulfill the requirements of new or existing contracts.
Fuel
During fiscal 2005, we consumed 65 million gallons of fuel in the operation of our education services business. We purchased 53 million gallons with the cost of the fuel representing 5% of education services’ revenues. The remaining 12 million gallons used in operations were supplied by the school districts themselves. In order to mitigate the effect of price fluctuations we have incorporated two-way fuel cost adjustments or escalation provisions in contracts representing approximately 24% of the fuel we purchased last year. We have in the past, and may in the future, further manage the short-term impact of price increases by entering into forward purchase contracts for fuel whereby we agree to take delivery of a set amount of fuel at a fixed price on a future specified date. Over the long-term, changes in the price of fuel are generally mitigated through the contract renewal process as the new fuel costs are reflected in the bid pricing.
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

GREYHOUND SEGMENT
Services Provided
Greyhound is the only national provider of scheduled inter-city bus transportation services in the United States and Canada. Greyhound offers the following services:
(i)	Passenger service: Greyhound provides inter-city bus transportation to cities and towns in urban and rural areas throughout the U.S. and Canada. Additionally, interline agreements and alliances with other bus carriers provide access to smaller towns in the U.S. and Canada and cross-border transportation to and from Mexico that are complementary to our existing service schedules (78% of revenue);

(ii)	Package express: Our package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically to locations within 100 to 300 miles. Our services include standard delivery, which is a value priced terminal-to-terminal delivery service, as well as priority and same day delivery, which is a premium priced product where parcels are typically delivered door-to-door (9% of revenue);

(iii)	Tour and charter: We offer charter services whereby a group of individuals can reserve a bus and driver in certain cities for transportation to and from specific events, such as concerts, sporting events, casinos and conventions (6% of revenue); and

(iv)	Food service and other: We offer food service and travel and logo items for purchase in many of our terminal locations (7% of revenue).
Trademarks
We own the Greyhound name and trademarks and the “image of the running dog” trademarks worldwide. The duration of these trademarks are indefinite as long as we continue to use them. We believe that the Greyhound name and our trademarks have substantial consumer awareness.
Competitive Environment
Passenger service
The intercity transportation industry is highly competitive. Greyhound’s primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines and, in some markets, regional bus companies and trains. Typically, our customers purchase their tickets within three days of the date of travel. We utilize advance purchase discount programs in order to attract the most price sensitive customers. Price, choice of destination and convenient schedules are the ways in which we seek to meet this competitive challenge.
The automobile is our most significant form of competition. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. We seek to meet this competitive threat through price and convenient scheduling.
Within the U.S., we face competition from regional bus companies and small local bus companies that cater to particular ethnic groups. In the Northeast, low-cost Asian carriers, generally operating from curbside operations in major cities such as Boston, New York, Philadelphia and Washington D.C., offer extremely low fares and high frequencies between the cities. We have used price, frequency of service and convenient scheduling to seek to meet this competition.
Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing and we may experience significant new competition on routes to, from and across Mexican border points. We have found the most effective way to service passengers in this market is through joint ventures or ticket selling arrangements with Mexico-based bus carriers.
Package express
We face competition in our package delivery service from local courier services, the U.S. Postal Service and overnight express and ground carriers. We continue to develop programs to meet this competition and further develop our package delivery business. These programs focus on system upgrades to improve service, billing and tracking for our customers, localized marketing strategies, and local, regional or national alliances with pick-up and delivery carriers. Building on the incremental nature of the package express business, we can focus on providing same-day intercity package express at distances of up to 500 miles at highly competitive prices.
Tour and charter
A few regional carriers and several thousand local operators compete with us for the tour and charter services. Principal factors in obtaining new business and retaining existing customers include competitive pricing, type of equipment and consistency in service.
Food service
Due to the captive nature of the food service operations in Greyhound’s terminals, competition is limited. In some locations, however, fast food restaurants and convenience stores located in close proximity to Greyhound’s terminals can pose a competitive factor.
Operations
Greyhound offers passenger service with approximately 15,000 daily departures to approximately 2,400 locations. Travelers can purchase tickets at approximately 100 company-operated bus terminals and approximately 1,800 agency-operated terminals and sales agencies. Discounts usually are offered on tickets purchased in advance of travel. However, most tickets are purchased and used within three days of departure.
We are currently implementing a long-range strategic plan for the passenger business in both the U.S. and Canada in order to enhance yields, reduce unprofitable and marginally profitable bus miles and reduce operating and general and administrative costs. In August 2004, we implemented the first phase of our network strategy. This strategy is to more efficiently serve areas where customer demand is greatest through a smaller, simpler network of routes that is short and medium haul focused, but that can still provide a better service pattern for customers. We anticipate completing the phased implementation of this strategy within fiscal 2006.
Information Technology
Information technology is an integral component of Greyhound’s operations and supports, among other things, Greyhound’s website, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. Greyhound also uses a proprietary system called TRIPS to provide automated fare and schedule quotations and to handle the ticketing process. Additionally, we use an internet based ticket sales interface.

Seasonality
Our Greyhound business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Christmas holiday season. As a result, Greyhound’s cash flows are also seasonal, with a disproportionate amount of annual cash flows being generated during the peak travel periods.
Employees
As of August 31, 2005, Greyhound employed approximately 12,800 workers, consisting primarily of 4,700 drivers, 5,100 terminal employees and information agents, 900 mechanics, and 2,100 management and administrative staff. Of the total workforce, approximately 80% are full-time employees and approximately 20% are part-time employees.
At August 31, 2005, approximately 50% of our Greyhound employees were represented by collective bargaining agreements. Greyhound has agreements with a number of unions, however, the largest agreement is with the Amalgamated Transit Union Local 1700 (“ATU”). This agreement covers approximately 35% of Greyhound’s U.S. employees, mostly drivers and maintenance employees, and expires on January 31, 2007. We believe that our relations with employees at Greyhound are good.
Safety
We are committed to ensuring the safety of the passengers we transport every day. Our drivers operate under very stringent safety standards and undergo thorough background checks and testing at the time of hire. We require mandatory training both in the classroom and behind the wheel for our new drivers and we also have extensive on-going driver training and preventative maintenance programs. These efforts have enabled us to maintain a frequency of accidents at a level that we believe is one of the lowest in the industry.
Vehicle Fleet
During the twelve months ended August 31, 2005, Greyhound retired over 300 buses, resulting in a fleet of approximately 3,300 buses, of which approximately 1,900 buses were owned and 1,400 were leased. The average age of Greyhound’s bus fleet was 8.7 years at August 31, 2005.
Fuel
During fiscal 2005, Greyhound purchased 51 million gallons of fuel and fuel expense represented over 8% of Greyhound’s revenue. Greyhound has in the past, and may in the future, mitigate some of the impact of fuel cost increases by entering into forward purchase contracts, although currently Greyhound has no such contracts outstanding. Additionally, rising fuel costs have at times allowed Greyhound to increase average ticket prices and declining fuel costs have at times required Greyhound to lower ticket costs, thus providing some further hedge against fuel price fluctuations. Due to the effect general economic conditions may have on the discretionary spending levels of Greyhound’s customers and the competitive nature of the transportation industry, Greyhound is not always able to pass on increased fuel prices to its customers by increasing its fares. Likewise, increased price competition and lower demand because of a decline in out-of-pocket costs for automobile use may offset any potential benefit of lower fuel prices.

Regulation
As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, Greyhound is registered with the DOT, and is also regulated by its Surface Transportation Board. Greyhound is also subject to state and provincial regulations that are consistent with federal requirements.
Greyhound is subject to regulation under the Americans with Disabilities Act (“ADA”) pursuant to regulations adopted by the DOT. The regulations require that all new buses acquired by Greyhound for its fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of Greyhound’s fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require that existing buses be retrofitted with lift equipment, nor do the regulations require the purchase of accessible used buses. Currently the added cost of a built-in lift device in a new bus is approximately $40,000 plus Greyhound incurs additional maintenance and employee training costs. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons. At August 31, 2005, approximately 19% of Greyhound’s fleet used in fixed route operations was wheelchair lift-equipped. The Company currently plans to meet the October 2006 requirement through a combination of retrofitting existing buses, purchasing new wheel chair lift equipped buses and reducing the size of the fleet in conjunction with the implementation of its long-range strategic plan.
In Canada, Greyhound operates under the Canada Transportation Act (“CTA”). The CTA allows each province to regulate provincial scheduled service. Greyhound generally is required to file tariffs with schedule and rate information for its passenger services. The CTA does not cover package express or tour and charter operations; these segments are unregulated in some provinces.
PUBLIC TRANSIT SERVICES SEGMENT
Services Provided
Our public transit services business is one of the leading providers of the following municipal transportation services in the United States:
(i)	Paratransit: We provide transportation for the mobility challenged which complies with the ADA. The ADA guarantees persons with disabilities full and equal access to the same services and accommodations that are available to people without disabilities. Public transit operators provide paratransit services to persons with disabilities that are comparable to the level of fixed-route service provided. Our service offerings include curb-to-curb and door-to-door group and individual dial-a-ride services (74% of revenue);

(ii)	Fixed-route: This service is comprised of public municipal transit bus systems providing scheduled fixed-route transportation. We operate municipal transit bus systems, including the recruitment, training and management of drivers, mechanics and support staff needed to provide such services (24% of revenue); and

(iii)	Other: We provide other transportation services such as shuttle services for corporate campuses (2% of revenue).

Competitive Environment

The public transit market is estimated to be approximately $15 billion based on annual revenue. The total municipal bus fleet in the United States is estimated at roughly 73,000 buses of which 73% are fixed-route vehicles and 27% are paratransit vehicles.

Approximately 80% of transit services is self-operated by municipal transit authorities and the remainder is out-sourced to private sector providers like ourselves. Most of the out-sourced transit services are for paratransit transportation. Typically, transit authorities provide the vehicles and facilities, but rely on private contractors to manage the operation. Transit authorities are able to receive up to 80% of the capital costs associated with the fleet and the facilities from the Federal Transit Administration. The barriers to entry for out-sourced transit services are low as a result of the minimal capital required.

In addition to ourselves, there are three large private operators that we believe provide over half of the out-sourced transit services. Two of these other transit providers are subsidiaries of large foreign-owned transportation companies. The other large operator is a privately held transportation company based in the United States. We believe we provide approximately 10% of the out-sourced transit services.

Bidding for contracts has been very competitive as private contractors are seeking to increase market share. We believe the competitive environment coupled with the tightening of state and local transit authorities’ budgets have contributed to a general reduction in industry profitability.

Operations

Our public transit business operates dispatch centers, brokerage operations, management contracts and total turnkey operations for both paratransit and fixed-route services from 80 locations in 26 states across the United States. We transport more than 51 million passengers per year under 136 different contracts.

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

All of public transit’s revenues are generated under contracts, generally with three-year maturities and two-year extension options. The largest contract represented 10% of the public transit segment’s revenue in fiscal year 2005.

Employees

As of August 31, 2005, our public transit business had approximately 6,300 employees, 47% of whom are unionized under 26 collective bargaining contracts. Approximately 40% of the collective bargaining agreements, representing nearly 1,000 employees, are subject to renegotiation in fiscal year 2006. Approximately 14% of our workforce consists of part-time employees.

Driver compensation is market-driven and may be specified by the local Transit Authority during the competitive bidding process. We believe that our relations with our employees in our public transit business are good.

Safety

Public transit operates under very stringent safety standards. In addition to thorough background checks and testing at the time of hire, we require a minimum of over 60 hours of training both in the classroom and behind the wheel for new drivers. Additionally, our existing drivers receive an average of 12 hours training annually. In recent years, we have seen an improvement of our safety record; in particular, the frequency of incidents has declined.

Vehicle Fleet

As of August 31, 2005, public transit operated approximately 3,800 revenue-generating vehicles, of which we own over 1,100, most of which are paratransit vehicles. The remaining units were owned and provided by customers. Our fleet consists of vans, sedans, body-on-chassis small buses and transit style buses configured to the individual requirements of each contract. Vehicle life is usually tied to the contract for which the vehicle is providing services.

Fuel

Fuel price increases, whenever possible, are passed through to our customers or are subject to escalation clauses. We further mitigate price increases by incorporating language in our contracts requiring customers to provide the fuel. Of the 19 million gallons of fuel purchased annually, over 70% is subject to escalation clauses or passed through to our customers. In 2005, fuel expense represented 6% of public transit’s revenues.

Regulation

Public transit is heavily regulated by federal, state and local agencies and undergoes both internal and external compliance audits. These regulations set standards for fleet and safety equipment, driver qualification and insurance with which we must comply.
AVAILABLE INFORMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission. The public can obtain copies of these materials by visiting the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, by calling the Commission at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge on or through our website at www.laidlaw.com. Copies of our Code of Ethics, as defined under Item 406 of Regulation S-K, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. In accordance with Item 5.05(c) of Form 8-K, we will provide disclosure regarding amendments to our Code of Ethics within four business days following the amendment thereof. We will provide, at no cost, a copy of our Code of Ethics upon request by phone or in writing to our corporate address at 55 Shuman Boulevard, Naperville, Illinois 60563 (telephone number: (630) 848-3000), attention: Investor Relations. The information on our website is not incorporated into, and is not part of, this report.

ITEM 2. PROPERTIES
Our education services business operates school buses and special education vehicles from 488 facilities in the United States and Canada, of which 160 are owned and 328 are leased or operated under contract. To provide these services, we operate approximately 41,000 school buses and special education vehicles. Approximately 39,000 of these vehicles are owned by us while the balance are owned by the customer.
Our Greyhound business provides services from approximately 1,900 locations throughout the United States and Canada. The majority of our locations are owned and operated by independent agents of Greyhound. Greyhound owns or leases 397 properties in the United States and 107 properties in Canada. Greyhound has a fleet of approximately 3,300 buses, of which approximately 1,900 buses are owned and 1,400 are leased.
Our public transit business operates from 80 locations in the United States, of which five are owned and the rest are leased. To provide these services, we operate approximately 3,800 revenue-generating vehicles, including 2,900 paratransit vehicles, of which over 1,100 are owned by us while the remaining units are owned and provided by our customers.
We believe our facilities and equipment are adequate to service our present business needs.
ITEM 3. LEGAL PROCEEDINGS
General Litigation and Other Disputes
Contingent Liabilities Relating to Sale of AMR
On February 10, 2005 the Company completed the sale of AMR to an affiliate of Onex Corporation (“Onex”) in accordance with the Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations relating to AMR, including potentially those set forth below.
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
As discussed in Note 3 – “Discontinued operations” of the Notes to Consolidated Financial Statements, AMR management advised the Company that subsequent to the sale date they determined that their accounts receivable reserves have been understated for at least the last five years, including the date of sale. As a result of this matter, it is possible that Onex could assert a claim against the Company under the Stock Purchase Agreement, although no such claim has currently been asserted.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Laidlaw International as of November 1, 2005 are as follows.

Name	Age	Position
Kevin E. Benson	58	Director, President and Chief Executive Officer
Douglas A. Carty	49	Executive Vice President and Chief Financial Officer
Beth Byster Corvino	48	Executive Vice President, General Counsel and Corporate Secretary
Jeffrey W. Sanders	43	Vice President, Corporate Development and Controller
Jeffery A. McDougle	49	Vice President, Treasurer
Biographical information relating to each of our officers is set forth below.
Kevin E. Benson has been President and Chief Executive Officer and a director of the Company since June 23, 2003. From September 2002 to June 23, 2003, Mr. Benson was President and Chief Executive Officer of Laidlaw Inc., the Company’s predecessor. Laidlaw Inc. and Laidlaw Investments Ltd. filed petitions for chapter 11 protection on June 28, 2001 and on June 23, 2003, Laidlaw Investments Ltd. emerged from bankruptcy and reorganized as Laidlaw International, Inc., a Delaware company. Prior to that, Mr. Benson served as President and Chief Executive Officer of the Insurance Corporation of British Columbia, an insurance company, from December 2001 until September 2002 and as President of The Pattison Group, a privately owned company and a conglomerate that owns interests in numerous businesses across a range of industries, in 2000 and 2001. He previously served as President and Chief Executive Officer of Canadian Airlines from 1996 until 2000. Mr. Benson also serves as a director of TransCanada Pipelines Ltd.
Douglas A. Carty has been Senior Vice President and Chief Financial Officer of the Company since June 23, 2003 and was promoted to Executive Vice President in July 2005. From January 2003 to June 23, 2003, Mr. Carty was Senior Vice President and Chief Financial Officer of Laidlaw Inc., the Company’s predecessor. Laidlaw Inc. and Laidlaw Investments Ltd. filed petitions for chapter 11 protection on June 28, 2001 and on June 23, 2003, Laidlaw Investments Ltd. emerged from bankruptcy and reorganized as Laidlaw International, Inc., a Delaware company. Prior to that, Mr. Carty served as Senior Vice President and Chief Financial Officer of Atlas Air Worldwide Holdings, an aviation transportation company, from July 2001 until December 2002. Atlas Air Worldwide Holdings filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on January 30, 2004 and subsequently emerged from Chapter 11 protection in July 2004. From 1990 until July 2000, Mr. Carty was employed by Canadian Airlines, where he served in a variety of positions, including Senior Vice President and Chief Financial Officer from 1996 until July 2000. Mr. Carty also serves as a non-executive Chairman of the Board of Points International Ltd.
Beth Byster Corvino has been Senior Vice President, General Counsel and Corporate Secretary of the Company since April 12, 2004 and was promoted to Executive Vice President in July 2005. From April 1998 to April 2004 she served as Vice President, General Counsel and Corporate Secretary, and then as a consultant to, Chas. Levy Company LLC, a book and magazine wholesaler, where she was responsible for all legal affairs and strategic planning, and served as Chief Operating Officer of its trucking subsidiary.
Jeffrey W. Sanders has been Vice President, Corporate Development of the Company since August 2003 and has been Controller since January 2004. From May 1999 until July 2003 he served as Senior Vice President and Chief Financial Officer of Greyhound Lines, Inc. Mr. Sanders joined Greyhound Lines, Inc. in June 1997 as Vice President, Corporate Development and from September 1997 through May 1999 served as Vice President Finance.
Jeffery A. McDougle has been Vice President and Treasurer since February 2, 2004. From July 2003 until January 2004, he served as Vice President of Fleet at US Airways Inc. From April 2002 until July 2003, Mr. McDougle served as Vice President of Finance and Treasurer for US Airways Group, where in addition to his treasury functions, he was responsible for corporate finance, corporate insurance and purchasing. In addition, he served as Vice President — Purchasing of US Airways, Inc. from November 2001 to April 2002 and Vice President — Treasurer of US Airways Group from May 1999 to November 2001. US Airways Group and its subsidiary US Airways Inc. filed a petition for Chapter 11 protection on August 11, 2002 and later emerged from bankruptcy on March 31, 2003. US Airways Group and its subsidiary US Airways Inc. subsequently re-filed a petition for Chapter 11 protection on September 12, 2004 and then emerged from bankruptcy on September 27, 2005.

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

	HIGH	LOW
Year ended August 31, 2005:
First Quarter	$19.00	$15.37
Second Quarter	23.00	18.85
Third Quarter	23.43	20.41
Fourth Quarter	26.50	22.47

Year ended August 31, 2004:
First Quarter	$13.38	$9.45
Second Quarter	15.30	12.68
Third Quarter	15.14	12.00
Fourth Quarter	15.74	11.96
On October 31, 2005, the last sale price of the common stock as reported by the NYSE was $22.74 per share and there were 63 holders of record of our common stock.
The Company’s Board of Directors declared a cash dividend to stockholders of record as of August 4, 2005, which was paid on August 25, 2005. While the Company intends to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the Board, or a committee thereof, at its discretion and will depend upon the Company’s results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant. Prior to the August 25th dividend, the Company had not paid any other cash dividends on the common stock.
Summary of Equity Compensation Plans
The Company’s 2003 Amended and Restated Equity and Performance Incentive Plan (“2003 Incentive Plan”) was approved by a vote of the shareholders on February 8, 2005. The 2003 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, and performance units to officers and employees of the Company and its subsidiaries. The 2003 Incentive Plan also provides for the grant of option rights and restricted stock to non-employee directors. There were 5,000,000 shares of common stock initially available to be issued under the 2003 Incentive Plan. In any calendar year, no participant may be granted more than 500,000 option rights, appreciation rights, deferred shares, or restricted shares, or more than $1,000,000 worth of performance shares or performance units determined on the date of the grant.
The Company’s Human Resources and Compensation Committee administers the 2003 Incentive Plan. As administrator of the 2003 Incentive Plan, the Compensation Committee has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards. Generally, with respect to awards granted under the 2003 Incentive Plan, (i) option rights and stock appreciation rights, vest ratably over not less than a three-year period,

(ii) restricted stock grants are subject to a risk of forfeiture for a period of not less than three years, (iii) deferred shares are subject to a deferral period of not less than one year, and (iv) performance shares and performance units are paid to a plan participant upon the achievement of management objectives specified in the grant measured over a period specified in the grant of not less than one year. If stated in the award, the exercise of option rights, appreciation rights, and restricted stock may also be subject to the achievement of management objectives, as defined in the 2003 Incentive Plan.
Securities authorized for issuance under compensation plans as of August 31, 2005 are summarized below:

Available for future
	Number of shares to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,762,217	$15.75 *	3,013,109

Equity compensation plans not approved by shareholders	None	None	None

Total	1,762,217	$15.75 *	3,013,109

*	Weighted average exercise price of the 906,805 stock options outstanding on August 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA
The following information should be read in conjunction with our consolidated financial statements, “Management Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included elsewhere in this filing.

				Predecessor Company
			Three	Nine
($ in millions except per share			Months	Months
amounts)	Year Ended		Ended	Ended	Year Ended
	August 31,		August	May 31,	August 31,
	2005	2004	31, 2003	2003	2002	2001

Statements of Operations Data

Revenue	$3,026.5	$3,026.8	$612.6	$2,374.4	$3,012.9	$3,029.0

Depreciation and amortization	249.1	230.7	39.5	195.5	259.8	253.3
Operating income	164.9	142.8	7.9	116.6	64.8	96.0

Income (loss) from continuing operations *	$(5.6)	$46.5	$(0.4)	$373.4	$50.7	$(153.2)

Income (loss) from discontinued operations **	218.0	15.2	(9.5)	(1,586.2)	(35.8)	1,579.1

Net income (loss)	$212.4	$61.7	$(9.9)	(1,212.8)	$14.9	$1,425.9

Basic earnings (loss) per share
Continuing operations	$(0.06)	$0.47	$(0.01)	$1.15	$0.16	$(0.47)
Discontinued operations	2.18	0.15	(0.09)	(4.87)	(0.11)	4.84

Net income (loss)	$2.12	$0.62	$(0.10)	$(3.72)	$0.05	$4.37

Diluted earnings (loss) per share
Continuing operations	$(0.06)	$0.45	$(0.01)	$1.15	$0.16	$(0.47)
Discontinued operations	2.18	0.14	(0.09)	(4.87)	(0.11)	4.84

Net income (loss)	$2.12	$0.59	$(0.10)	$(3.72)	$0.05	$4.37

Dividends per Common Share	$0.15	$—	$—	$—	$—	$—

Balance Sheet Data *** (at period end)

Total assets — Continuing operations	2,908.7	3,030.3	3,031.5	3,064.3	3,790.1	3,757.9
Total assets	2,908.7	3,948.4	3,977.1	3,954.1	6,275.9	6,219.8
Total debt	314.4	1,135.1	1,190.5	1,213.2	192.7	266.7
Liabilities subject to compromise	—	—	—	—	3,977.1	3,978.5
Shareholders’ equity	1,600.2	1,376.5	1,290.3	1,309.3	954.1	1,029.5

*	The year ended August 31, 2005, includes $72.2 million of debt restructuring costs. The nine months ended May 31, 2003, includes net gain on extinguishment of debt of $1,482.8 million, charges to income of $547.4 million for fresh start accounting adjustments and a goodwill impairment charge of $636.4 million.

**	The year ended August 31, 2005, includes a $238.6 million gain on sale. The nine months ended May 31, 2003, includes charges to income of $1,569.0 million for goodwill impairment and $62.2 million for fresh start accounting adjustments.

***	All balance sheet data on May 31, 2003 has been adjusted for fresh start accounting adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CORPORATE OVERVIEW
We are primarily a provider of bus services in the United States and Canada. We operate in three reportable segments: Education services, Greyhound and public transit services.
Education services. Through our education services segment, we provide school bus transportation in the United States and Canada. We operate school buses and special education vehicles and transport more than two million students each school day. We also use our school bus fleet for charter purposes.
Greyhound. Greyhound provides scheduled intercity bus transportation services in the United States and Canada and is the only national provider of this service in those areas. Greyhound also provides package delivery service, charter bus service and, in certain terminals, food service. In addition, Greyhound provides package tours to major tourist regions in the United States and Canada.
Public Transit services. Through our public transit services segment, we provide municipal transit and paratransit bus transportation within the United States. There are two main businesses within this market: paratransit bus services for riders with disabilities or who are unable to use scheduled services and fixed-route municipal bus services.
YEAR IN REVIEW
Fiscal 2005 was a year of change for Laidlaw International, Inc. During the year we simplified our portfolio and improved the capital structure, significantly reducing the amount and cost of remaining debt. Building on the strategic plans adopted in fiscal 2004 for each of our business segments, we moved forward on a number of initiatives that we believe will enhance the segments’ operational performance.
The sale of our healthcare companies, completed midway through fiscal 2005 for $798 million in net cash proceeds, was the catalyst for transforming the balance sheet and achieving an investment grade debt rating. Proceeds from the sale were used to retire the $574 million of outstanding borrowings under our senior secured facility and enabled us to purchase and retire 3.8 million Laidlaw common shares held in a trust for the benefit of various Greyhound pension plans.
We entered into a new senior credit facility consisting of a $300 million term loan and $300 revolving credit facility. Funds from the new term loan, together with the remaining proceeds from the healthcare sale, were used to repurchase nearly all of Laidlaw’s 10 3/4% notes and to redeem Greyhound Lines’ 11 1/2% notes and 8 1/2% convertible debentures. These balance sheet changes significantly lowered Laidlaw’s annual interest expense and leverage ratios.
During the fourth quarter, in response to the Company’s improved financial condition, the board of directors approved a quarterly dividend policy with the first $0.15 dividend per common share paid to shareholders in August 2005.
With the sale of our healthcare businesses, the remaining portfolio includes some of North America’s largest bus transportation businesses, each being a well-recognized brand and a leader in its respective industry.
We remain committed to completing the structural changes already underway at Laidlaw Education Services, Greyhound and Laidlaw Transit Services. Each business is focused on achieving real operational improvements, better utilizing capital and realizing targeted margin expansion. We continue to be driven more by bottom line improvements than top line growth and believe this strategy will create a platform for profitable growth in the future.
Education services — The focus for education services continued to be on improving operating margins and more efficiently managing the capital employed across the nearly 500 branches and 41,000 school buses. We initiated organizational changes to centralize administrative functions, including payroll and accounts payable, so as to eliminate redundant activities and costs throughout the business. Margins benefited from policies we put in place to improve the yield on contracts with poor returns. We identified $117 million of contractual revenue up for renewal that was providing returns below targeted levels. Under our “up or out” policy, we retained 66% of these contracts, repriced at higher rates beginning in fiscal 2006.
Our intense focus on safety continued in the year with remarkable results for education services. The number of accidents and their severity declined and, in response, so did insurance and accident claims costs.
Over the past two years, we have identified a number of areas where we believe our core competencies put us in a position to offer services to others in the industry. We continue to develop these opportunities, with an initial objective of improving existing internal processes and systems to world-class levels.
Greyhound – Throughout 2005 significant progress was made in transforming Greyhound’s network as we eliminated unprofitable stops and routes and provided more convenient and faster service to our passengers. During the year, we implemented in phases changes to the locations served and the frequency of bus routes, all designed to better serve our key customer group and reduce or remove unnecessary delays and stops. In the U.S., we have modified nearly 80% of the network based upon miles driven. The outcomes are better use of capital employed – we realized a 11% reduction in miles driven, an increase in average load or passenger count per bus by 8%, and substantially increased revenue per mile. We anticipate completing the balance of the network by the third fiscal quarter 2006. Similar network changes were initiated, but on a much smaller scale, in Canada.
Public transit – During the year, we made changes at our transit segment to improve management oversight and strength. We realized improved financial performance largely as a result of lower insurance and accident claims costs, reflecting the benefits of our continued focus on driver training programs and safety education. We have accelerated the roll-out of NaviTrans, the Company’s proprietary routing system, and believe it will enable us to achieve further cost reductions and increase operating efficiencies.
Overall, we made good progress this year on our strategic objectives to maximize returns, transform our balance sheet to obtain investment grade status and enhance shareholder value. However, increased fuel costs are likely to be an ongoing challenge across all of our segments. It will force us to look deeper at cost reductions and aggressively manage our fuel purchasing and hedging.

RESULTS OF OPERATIONS
Basis of Presentation
As is more fully discussed in Note 2 – “Voluntary petition for reorganization from chapter 11 and fresh start accounting” of the Notes to the Consolidated Financial Statements, we adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). For financial reporting purposes, the effective date of the reorganization was June 1, 2003 and our results of operations and cash flows have been separated as pre-June 1 and post-May 31, 2003 due to a change in basis of accounting in the underlying assets and liabilities.
We have made no comparisons for the Company’s results for the three months ended August 31, 2003 or for the Predecessor Company’s results for the nine months ended May 31, 2003. As the length of these periods is significantly different than the length of any corresponding comparative periods, these results are not comparable in absolute dollar terms. Additionally, due to the seasonality of our largest and most profitable segment, the education services segment, meaningful comparisons cannot be made on a percentage of sales basis either.
However, in order to facilitate the identification of certain business trends, our discussion of the Company’s financial results for the years ended August 31, 2005 and 2004 have been compared to the combined financial results for the year ended August 31, 2003, which represents the financial results for the Company for the three months ended August 31, 2003 and the financial results for the Predecessor Company for the nine months ended May 31, 2003. The combined year ended August 31, 2003 presented below does not comply with SOP 90-7, which calls for separate reporting for the Company and the Predecessor Company. Additionally, for the reasons described in Note 2 and due to other non-recurring adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Company’s financial statements and results of operations after emergence from bankruptcy. Readers should, therefore, review this material with caution and not solely rely on the information concerning the Predecessor Company or the combined year ended August 31, 2003 as being indicative of our future results or providing an accurate comparison of financial performance.
Non-GAAP Measures
EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. All companies do not calculate EBITDA the same way. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 19 – “Segment information” of the Notes to Consolidated Financial Statements. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.

The following is a reconciliation of our EBITDA to income (loss) from continuing operations ($ in millions):

	Year Ended
	2005	2004	2003
EBITDA	$414.0	$373.5	$359.5
Depreciation and amortization	(249.1)	(230.7)	(235.0)
Interest expense	(70.8)	(78.6)	(37.7)
Debt restructuring costs	(112.2)	—	—
Other income (expense), net	10.5	2.1	(20.4)
Gain on discharge of debt	—	—	1,482.8
Fresh start accounting adjustments	—	—	(547.4)
Income tax benefit (expense)	2.0	(19.8)	7.6

Income from continuing operations before cumulative effect of change in accounting principle	(5.6)	46.5	1,009.4
Cumulative effect of change in accounting principle	—	—	(636.4)

Income (loss) from continuing operations	$(5.6)	$46.5	$373.0

Year ended August 31, 2005, 2004 and 2003 results of operations ($ in millions):

	Year Ended
	2005	2004	2003
Revenue	$3,026.5	$3,026.8	$2,987.0

Compensation expenses	1,519.0	1,555.8	1,562.2
Vehicle related costs	259.5	260.5	257.1
Fuel expense	199.7	163.1	152.9
Insurance and accident claim costs	163.2	206.0	199.6
Occupancy costs	156.7	157.8	157.7
Other operating expense	314.4	310.1	298.0

EBITDA	414.0	373.5	359.5

Depreciation and amortization	249.1	230.7	235.0

Operating income	164.9	142.8	124.5

Interest expense	(70.8)	(78.6)	(37.7)
Debt restructuring costs	(112.2)	—	—
Other income (expenses), net	10.5	2.1	(20.4)
Gain on discharge of debt	—	—	1,482.8
Fresh start accounting adjustments	—	—	(547.4)

Income (loss) before income taxes and effect of a cumulative change in accounting principle	(7.6)	66.3	1,001.8
Income tax benefit (expense)	2.0	(19.8)	7.6

Income (loss) before effect of a cumulative change in accounting principle	(5.6)	46.5	1,009.4
Cumulative effect of change in accounting principles	—	—	(636.4)

Income (loss) from continuing operations	(5.6)	46.5	373.0
Income (loss) from discontinued operations	218.0	15.2	(1,595.7)

Net income (loss)	$212.4	$61.7	$(1,222.7)

Results as a Percentage of Revenue

		Year Ended
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%

Compensation expenses	50.2	51.4	52.3
Vehicle related costs	8.5	8.6	8.6
Fuel expense	6.6	5.4	5.1
Insurance and accident claim costs	5.4	6.8	6.7
Occupancy costs	5.2	5.2	5.3
Other operating expense	10.4	10.3	10.0

EBITDA	13.7	12.3	12.0

Depreciation and amortization	8.3	7.6	7.8

Operating income	5.4%	4.7%	4.2%

Revenue by business segment is as follows ($ in millions):

	Revenue
				Percentage
	Year Ended			Increase (Decrease)
				Year 2005	Year 2004
	2005	2004	2003	Over 2004	Over 2003
Education services	$1,518.2	$1,495.8	$1,499.7	1.5%	(0.3)%
Greyhound	1,201.6	1,230.5	1,204.2	(2.3)	2.2
Public transit services	306.7	300.5	283.1	2.1	6.1

Total	$3,026.5	$3,026.8	$2,987.0	—	1.3

EBITDA by business segment is as follows ($ in millions):

	EBITDA
				Percentage
	Year Ended			Increase (Decrease)
				Year 2005	Year 2004
	2005	2004	2003	Over 2004	Over 2003
Education services	$296.0	$279.3	$276.5	6.0%	1.0%
Greyhound	101.9	86.2	66.7	18.2	29.2
Public transit services	16.1	8.0	16.3	101.3	(50.9)

Total	$414.0	$373.5	$359.5	10.8	3.9

Results by business segment
Education services
Revenue in the education services segment increased by $22.4 million compared to 2004. Over half of the increase is due to a strengthening of the Canadian dollar relative to the U.S. dollar that had the effect of increasing revenue compared to the corresponding period last year by $14.6 million. The remaining increase is due to revenue on new business, price increases, route additions on existing contracts, and additional charter activity which more than offset $89 million of revenue declines from lost contracts.
Revenue was down slightly in fiscal 2004 compared to the year ended 2003. The effect of $101 million of lost business, approximately half of which was due to the loss of the City of Boston contract, was largely offset by new contracts, price increases and the strengthening of the Canadian dollar relative to the U.S. dollar. The increase in the Canadian currency increased revenues $16.9 million over 2003.
EBITDA improved $16.7 million over 2004 due to lower accident claim costs, increased contribution from higher sales and the strengthening of the Canadian dollar. These improvements were offset somewhat by increased fuel prices and vehicle maintenance costs. Insurance and accident claims costs during 2005 were $21.9 million lower than the prior year due to favorable trends in accident frequency along with improvements in development of insurance losses from previous years. Favorable development of losses from previous years reduced 2005 costs by $9.8 million but had the effect of increasing costs $1.0 million in 2004. Increased fuel prices, however, reduced 2005 EBITDA by $13.2 million compared to 2004. Overall, education services’ EBITDA margins increased to 19.5% in 2005 from 18.7% and 18.4% in 2004 and 2003, respectively.
EBITDA in fiscal 2004 was $2.8 million higher than the year ended August 31, 2003. The improvement in EBITDA was due to lower accident claims costs, and a favorable Canadian exchange rate, offset somewhat by an increase in fuel prices.
Greyhound
Revenue in fiscal 2005 declined $28.9 million compared to 2004, principally due to a decrease in passenger services and tour and charter revenue, somewhat offset by an increase in the Canadian exchange rate. Passenger revenue and miles driven are down due to management reducing lower yielding long-distance trips and eliminating low-performing routes or frequencies. Tour and charter revenue declined $17.2 million principally due to the sale of several tour and charter businesses during fiscal 2005. Had there been no change in the Canadian exchange rate, revenue would have decreased by $48.7 million compared to 2004.
Revenue increased $26.3 million during the year ended August 31, 2004 compared to 2003 almost entirely due to a favorable Canadian exchange rate. Excluding the effect of foreign currency, revenue was basically flat in fiscal 2004 compared to the year ended August 31, 2003 as an increase in tour and charter revenue from new contracts was mostly offset by lower passenger revenue as we reduced miles driven. The reduction in miles driven in fiscal 2004 is due to management reducing lower yielding long-distance trips, mainly through pricing actions.
EBITDA in the Greyhound segment increased by $15.7 million in fiscal 2005 compared to 2004 and increased by $19.5 million in fiscal 2004 compared to 2003. These increases are primarily due to management’s focus on improving revenue per mile and reducing operating costs. Revenue per bus mile has improved due to increased passenger yields (the amount one passenger pays to travel one mile) and improved loads (the number of passengers on a bus). The increase in yield, which occurred primarily in 2004, was due to increased ticket prices, particularly for long haul travel, shifting the mix of passengers toward higher yielding short and medium haul travel. The improvement in load, which occurred principally in 2005, was due to eliminating low-performing routes and reducing frequencies. Both actions reduced passenger miles and bus miles operated, and since a significant portion of Greyhound’s costs are variable with bus and passenger miles, the improvement in revenue per bus mile has resulted in a reduction in costs as a percent of revenue. The cost reductions have been partially offset by increases in fuel prices, which increased costs by $19.0 million to 8.5% of revenue in fiscal 2005, from 6.6% and 6.4% in fiscal 2004 and 2003, respectively. Additionally, EBITDA in fiscal 2005 was reduced by $3.4 million relating to the correction of the accounting for post-retirement benefits. Overall, Greyhound’s EBITDA margins have improved to 8.5% in fiscal 2005 from 7.0% in fiscal 2004 and 5.5% in fiscal 2003.
Public Transit services
Revenue improved $6.2 million and $17.4 million for the years ended August 31, 2005 and 2004, respectively. The increase in both years was principally due to the addition of routes and services on existing contracts as the revenue impact of lost contracts on renewal was largely offset by new contract wins.
EBITDA in 2005 improved $8.1 million compared to 2004 primarily due to lower accident claims costs. Accident claims costs during 2005 were $8.8 million lower compared to 2004 principally due to improvements in development of insurance losses from previous years (which reduced insurance costs in 2005 by $4.5 million but had the effect of increasing costs in 2004 by $1.8 million). Insurance and accident claims costs as a percentage of revenue were 7.8% in 2005 compared to 10.9% in 2004. Overall, public transit services’ EBITDA margins improved to 5.2% in 2005 compared to 2.7% in fiscal 2004.
In fiscal 2004, EBITDA decreased $8.3 million compared to 2003 due to increased accident claims costs, higher compensation expense, primarily due to driver shortages, and higher fuel costs compared to prior year.
Depreciation and amortization
Depreciation and amortization by business segment is as follows ($ in millions):

	Year Ended August 31,
	2005	2004	2003
Education services	$168.2	$164.6	$165.0
Greyhound	70.3	54.6	58.9
Public transit	10.6	11.5	11.1

Consolidated	$249.1	$230.7	$235.0

Depreciation and amortization expense increased in 2005 principally due to a decrease in the estimated useful life and salvage value of certain older Greyhound buses. The decrease in depreciation in 2004 is principally due to a slight increase in the estimated useful lives of certain model school buses. Additionally, fresh start adjustments had the effect of increasing depreciation in education services and decreasing depreciation in Greyhound. The Company periodically reviews the depreciation policy on fixed assets and will make prospective changes in estimates as needed. Based upon a recent review, the education services segment will further increase the useful lives, and will adjust the salvage values, of certain classes of busses beginning in fiscal 2006. This change in estimate is anticipated to reduce depreciation expense for the education services segment by approximately $26 million in fiscal 2006.

Interest expense
Interest expense was $70.8 million, $78.6 million and $37.7 million for the years ended August 31, 2005, 2004 and 2003, respectively. The decrease in 2005 is due to the reduced amount of debt outstanding and better interest rates obtained through changes made to our debt structure as is more fully discussed in Note 8, “Long-term debt” in the Notes to the Consolidated Financial Statements. The increase in 2004 is primarily due to interest incurred on our exit financing, which was only outstanding for a few months in fiscal 2003.
Other income (expenses), net
Other income, net was $10.5 million and $2.1 million for the years ended August 31, 2005 and 2004, respectively, and was primarily related to income on investments and reimbursements of legal fees expensed in previous periods to defend former directors and officers of the Predecessor Company. During 2005 other income, net also includes proceeds received by the Company from the finalization of Greyhound’s 1990 bankruptcy proceedings.
Other expenses, net of $20.4 million in fiscal 2003 were mostly due to financing, accounting, legal and consulting services incurred by the Predecessor Company during the reorganization process partially offset by $12.5 million of income related to the settlement of certain bondholder actions.
Debt restructuring costs
In fiscal 2005, we incurred a $112.2 million charge relating to the retirement of Greyhound’s publicly traded debt and the repurchase of substantially all of our 10 3/4% Senior Notes. Costs incurred to repurchase our 10 3/4% Senior Notes, principally comprised of tender premiums and consent fees, were $70.7 million. Additionally, a non-cash charge of $41.5 million resulted from the write-off of deferred financing fees and discounts associated with the retired debt.
Gain on discharge of debt
As part of the reorganization and emergence from bankruptcy, liabilities subject to compromise of the Predecessor Company in the amount of $4.0 billion were discharged. As satisfaction of the liabilities subject to compromise, the Predecessor Company’s creditors received $1.2 billion in cash and Laidlaw International common stock with a value of $1.3 billion resulting in a $1.5 billion gain on discharge of debt being recorded in the nine month period ending May 31, 2003.
Fresh Start accounting adjustments
We applied fresh start accounting as of June 1, 2003 pursuant to the guidance provided by SOP 90-7. In accordance with the principles of fresh start accounting, we adjusted our assets and liabilities to their estimated fair values. The net effect of all fresh start accounting adjustments resulted in a loss of $547.4 million related to our continuing operations and is reflected in the Predecessor Company’s results for the nine months ended May 31, 2003.
Cumulative effect of change in accounting principle
Upon adoption of SFAS 142 we determined that a significant portion of our goodwill was impaired as of September 1, 2002, and recorded a non-cash charge of $636.4 million related to our continuing operations as a cumulative effect of change in accounting principle.
Income taxes
Income tax benefit for the year ended August 31, 2005 was $2.0 million or 26% of the loss before taxes. The low effective tax rate is principally due to a portion of the debt restructuring costs not providing any state tax benefit. Income tax expense for the year ended August 31, 2004 was $19.8 million or 30% of income before taxes. The 2004 tax provision includes a one-time benefit of $6.6 million due to a change in the Canadian tax rate; otherwise, income tax expense would have been $26.4 million or 40% of income before taxes. The Company’s 2003 income tax benefit arose in the three month period ended August 31, 2003, as the pervious nine months only included estimated cash taxes payable as the Predecessor Company had established a full valuation allowance against its net deferred tax assets.
Discontinued operations
Income from discontinued operations includes the operating results of our healthcare transportation services and emergency management services segments through the date of their sale on February 10, 2005. Income from discontinued operations for the year ended August 31, 2005 includes a $238.6 million gain on sale of these businesses. The loss from discontinued operations for the year ended August 31, 2003 includes a cumulative effect of change in accounting principles of $1,569.0 million related to the adoption of FAS 142 as discussed above. Income (loss) from discontinued operations excluding the items noted above was $(20.6) million, $15.2 million and $(26.7) million for the fiscal years ended 2005, 2004 and 2003, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At August 31, 2005, cash and cash equivalents totalled $217.3 million. The cash balance at August 31, 2005 anticipates a cash outflow during the first quarter of fiscal 2006 due to the cyclical nature of cash flows from our education services segment. Significant cash outflows occur at the start of the school year creating a lag between the cash expended to provide services and the collection of receivables related to those services. Likewise, collection of receivables in the fourth quarter exceeds the outlay of cash due to the near shut-down of operations during the school vacation season.
Net cash provided by operating activities increased to $266.9 million for the year ended August 31, 2005 compared to $247.0 million for the year ended August 31, 2004 principally due to the increase in operating profit of the Company. Capital expenditures in 2005 were mostly unchanged at $186.6 million compared to $183.6 million in 2004. Proceeds from the sale of property and equipment increased to $34.2 million in 2005 compared to $14.9 million in 2004 primarily due to $13.0 million in proceeds received in 2005 from the sale of a Greyhound garage.
Net cash proceeds received by the Company from the sale of the healthcare businesses during 2005 totalled $797.8 million of which $574.1 million was used to retire all outstanding borrowings under the Company’s Senior Secured Credit Facility (“Term B Facility”). Additionally, following the pay down of the Term B Facility, the Company was able to reduce $100.0 million of the cash collateral under its cash collateralized letter of credit facility. During 2005, the Company also purchased, and retired, all of the shares held in the Pension Plan Trust (as discussed in Note 9 – “Benefit plans”) for $84.5 million.
Senior Credit Facility
In June 2005 the Company entered into a $600 million senior credit facility (“Term A Facility”) due June 2010, consisting of a $300 million term loan and a $300 million revolving credit facility (“Revolver”). The Revolver replaced the Company’s previous $200 million revolving credit facility and allowed the Company to replace Greyhound Lines’ previous $125 million revolver. Proceeds from the new term loan, along with cash on hand, were used to repurchase substantially all of the Company’s 10 3/4% senior notes and to redeem Greyhound Lines’ 11 1/2% senior notes and 8 1/2% convertible debentures. Additionally, proceeds received from the sale of the healthcare businesses were used to retire the Term B Facility.

Principal on the term loan is payable in quarterly installments of $7.5 million from December 31, 2005 through June 30, 2007, $11.25 million from September 30, 2007 through June 30, 2009, $37.5 million from September 30, 2009 through March 31, 2010 with a final payment of $45.0 million due on June 30, 2010.

The Revolver was established to fund the Company’s working capital and letter of credit needs. Under the Revolver, at August 31, 2005, there were no cash borrowings and issued letters of credit of $112.6 million, leaving $187.4 million of availability.

The Term A Facility is guaranteed by certain of the Company’s wholly-owned U.S. subsidiaries, excluding the Company’s insurance subsidiaries. Terms included in the Term A Facility require that the Company meet certain financial covenants including a leverage ratio and interest coverage ratio, as well as certain non-financial covenants. As of August 31, 2005, the Company was in compliance with all such covenants.

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
OFF-BALANCE SHEET ARRANGEMENTS
As described in Note 18 — “Commitments and contingencies” of the Notes to the Consolidated Financial Statements, we have entered into vehicle operating leases that contain residual value guarantees. The residual value guarantees were included as part of these operating leases in order to reduce the leasing costs for these leases. Of those leases that contain these residual value guarantees, the aggregate residual value at lease expiration is $116.9 million of which we have guaranteed $74.4 million. At August 31, 2005, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $2.8 million and has established appropriate reserves for this estimated liability.
Contractual obligations
We have entered into certain contractual obligations that will require various payments over future periods as follows ($ in millions):

		Scheduled payments in fiscal years
	Total	2006	2007-2008	2009-2010	Thereafter

Long-term debt*	$309.1	$23.4	$76.2	$204.3	$5.2
Interest on long-term debt**	60.5	16.8	28.1	15.1	0.5
Capital lease obligation	4.9	4.3	0.5	—	0.1
Operating lease obligation	272.5	80.9	101.3	44.4	45.9
Purchase orders	92.8	92.8	—	—	—
Pension obligation ***	10.7	10.7	—	—	—
AMR security deposits	52.5	26.9	12.5	5.3	7.8

Total	$803.0	$255.8	$218.6	$269.1	$59.5

*	Excluding capital lease obligations.

**	For variable rate debt we used the interest rate in effect at September 30, 2005 for all periods presented. Amounts include the effects of interest rate swaps.

***	The Company is unable to determine required funding, if any, beyond 2006.

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
Claims Liability and Professional Liability Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs and ultimate court awards. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.
Income Tax Valuation Allowance
We have significant net deferred tax assets resulting from net operating losses (“NOL”), capital loss and interest deduction carry forwards and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.
At August 31, 2005, management provided a full valuation allowance against $487 million of deferred tax assets related to capital loss carryforwards as capital losses may only be applied against capital gains and we do not generate capital gains in the ordinary course. However, future unforeseen events may result in capital gains, which would allow us to utilize some or all of these capital loss carryforwards. Conversely, virtually no valuation allowance is provided against the remaining $393 million of deferred tax assets, principally comprised of NOL and interest deduction carryforwards, as management believes that it is more likely than not that the Company will produce sufficient taxable income in the future to fully recover these deferred tax assets. If there are changes in market or operating conditions that reduce management’s estimate of future taxable income this may require the establishment of a valuation allowance against these deferred tax assets in the future. Any future increase, or decrease, in the valuation allowance will give rise to an increase, or decrease, in tax expense.

Pension
Our obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increases as determined by management. We determine the discount rate based upon the yield available on a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits. For the year ended August 31, 2005, we assumed a 5.2% discount rate. A 25 basis point increase or decrease in last year’s discount rate would have increased or decreased our annual pension expense by approximately $2.3 million.
The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. The assumptions and factors we use may differ materially from the actual return on our plan assets. For the year ended August 31, 2005, we assumed a 7.4% long-term rate of return on our plan assets. A 25 basis point increase or decrease in the long-term rate of return would have increased or decreased our annual pension expense by approximately $1.9 million.
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
Contingencies
As discussed in Note 17 – “Legal proceedings” of the Notes to Consolidated Financial Statements, management is not able to make a reasonable estimate of liabilities that may result from the final resolution of contingencies related to AMR. Further assessments of the potential liability will be made as additional information becomes available. It is possible that our consolidated financial position or results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.
RISK FACTORS
Our businesses face a variety of financial, operating and market risks including the following:
Economic and other market factors, including competitive pressures and changes in pricing policies, may adversely affect our future financial performance.
Our businesses compete in the areas of pricing and service and face competitive pressures from various sources. Both our education and public transit industries are highly fragmented with several large companies and a substantial number of smaller, locally-owned or government-owned operators. Our competitors in the education services industry can also include many school districts since most school districts operate their own school bus systems. Similarly, while the majority of the paratransit bus routes are operated by private entities (including several large companies), our public transit business also competes with many municipalities as most operate their own fixed route municipal bus services.
Greyhound’s primary sources of competition for passengers are automobile travel, low cost air travel by both regional and national airlines and, in some markets, regional bus companies and trains. The automobile is the most significant form of competition to Greyhound. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car.
There can be no assurance that we will be able to compete successfully against these sources of competition or other competitive or external factors in order to maintain our existing business or to obtain new business.
The ability of management to implement initiatives designed to increase operating efficiencies or improve results.
We are implementing a number of initiatives to improve our operating performance. These initiatives are designed to allow us to continue to deliver the same quality product for which we are known, while addressing the price constraints set by our customers.
Our focus for education services has been to improve operating margins and more effectively manage capital employed. A number of areas have been identified where we believe costs can be reduced or revenue enhanced through the centralization of administrative and financial services and the utilization of technology. Initiatives underway at Greyhound are intended to contain costs and enhance revenue generated per mile. These initiatives include streamlining the network, reducing the fleet, reducing overheads and implementing a more flexible pricing strategy.
These initiatives will take some time to fully implement and our inability to effectively complete the implementation of these initiatives could result in lower than expected financial results.
Costs and risks associated with litigation could materially affect our financial results.
As discussed in Note 17 – “Legal proceedings” of the Notes to Consolidated Financial Statements, management is not able to make a reasonable estimate of liabilities that may result from the final resolution of certain contingencies related to AMR. Further assessments of the potential liability will be made as additional information becomes available. It is possible that our consolidated financial position or results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.
The Company is also a defendant in various lawsuits primarily involving personal injury, property damage or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on known claims and our historical claims payout pattern we are not aware of any proceeding either threatened or pending against us that would have a material adverse effect on the Company, although the potential for such litigation to arise in the future exists.
Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws could adversely affect our operations.
Our businesses are subject to numerous laws regulating safety procedures, equipment specifications, employment requirements, environmental procedures, insurance coverage and other operating issues. These laws are constantly subject to change. The costs associated with complying with the adoption of new legislation, regulations or other laws could adversely affect our results of operations.
Rising labor costs and actions taken by organized labor unions could have a material adverse effect on our financial condition and results of operations.

Labor related costs represent over 50% of our operating expenses. Labor shortages, or low employment rates, could hinder our ability to recruit and maintain qualified employees leading to higher than expected increases in employee compensation. We may also be subjected to a continuation of the rapid rise in healthcare costs.
Currently, the existence of many local union contracts limits the impact of any individual labor disruption on our education services operations. However, in October 2005, a coalition of labor unions announced they intend to focus on organizing service workers in a number of industries, including student transportation. If this coalition were to successfully organize a large portion of our education services work force, we could experience increased operating costs or possibly significant disruption of operations, either of which could have a material adverse effect on our business, financial condition and results of operations.
Our Greyhound operations have agreements with a number of unions. The largest agreement, with the ATU, covers over 35% of Greyhound’s U.S. employees and expires on January 31, 2007. There is no assurance that we will be able to successfully negotiate an agreement with the ATU beyond the current expiration date. If we are unable to extend this agreement, we could experience a significant disruption of operations and increased operating costs in the future, which could have a material adverse effect on our business, financial condition and results of operations.
Rising fuel costs or potential shortages could have a material adverse affect on our business.
Fuel costs constitute a significant portion of our expenses. Fuel costs were 6.6% of our revenue for fiscal 2005, 5.4% for fiscal 2004 and 5.1% for fiscal 2003. Fuel prices and supplies are influenced significantly by international, political and economic circumstances as well as naturally occurring disasters. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or refining capacity due to natural disaster or otherwise, higher fuel prices and price increases could materially affect our operating results.
Changes in estimated insurance reserves could have a material adverse effect on our financial condition or results of operations.
Accident claims and insurance expenses are key components of our cost structure. Insurance reserves are established for estimates of losses that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are periodically prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs and ultimate court awards. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. Given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.
Terrorism and other acts of violence may have a material adverse effect on our business.
Terrorist acts and public concerns about potential attacks, including changes in the Homeland Security threat levels, could adversely affect demand for our services. Additionally, it is possible that the Transportation Security Administration could mandate security procedures that exceed the levels currently provided, further increasing costs. As a result, terrorism and other acts of violence, and any resulting economic downturn, could adversely affect our business, results of operations and financial condition.

Our Greyhound business is dependent on peak travel periods.
Greyhound’s passenger service is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the holiday periods. This results in a disproportionate amount of Greyhound’s annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on our Greyhound business’ results of operations.
Pension funding requirements could have a material adverse effect on our financial condition and results of operations.
The Company sponsors several defined benefit pension plans, primarily within our Greyhound operations. It is the Company’s policy to fund the minimum required contribution, which for fiscal 2006 will be $10.7 million. Based upon current regulations and plan asset values at August 31, 2005, and assuming annual investment returns exceed 3%, the Company does not anticipate any significant increase in our minimum funding requirements in the future. However, there is no assurance that we will be able to earn the assumed rate of return, that new regulations will not prescribe changes in the funding formula, or that there will be market driven changes in discount rates that would result in the Company being required to make increased contributions in the future which could have a material adverse effect on our financial condition and results of operations.
Other
The risks described above are not the only risks that we face. Additional risks and uncertainties not currently known to us or risks and uncertainties we currently view as immaterial or do not reasonably anticipate occurring, may also impair our business operations.
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
Commodity Prices. We currently have exposure to commodity risk from our fuel inventory and advance purchase commitments for fuel. At August 31, 2005, we had an inventory of fuel of 2.3 million gallons and advance purchase commitments to purchase an additional 8.8 million gallons of fuel. A 10% increase or decrease in fuel costs would not have a material effect on the value of our inventory or our advance purchase commitment.
In fiscal 2006 we anticipate that approximately 40% of our fuel usage will be protected from price fluctuations through customer-provided fuel, contract escalation clauses and the forward fuel purchase contracts presently entered into. In fiscal 2005 we purchased 116 million gallons of fuel at a cost of $199.7 million. A 10% increase or decrease in the cost of fuel on our 2005 fuel usage, assuming 60% was unprotected, would have had a $11.9 million effect on our fuel costs.
Investment Prices. We currently have exposure in the market price of our equity investments included in our insurance collateral. At August 31, 2005, we had $46.1 million of equity investments. A 10% decrease in the market price of our equity security investment would have a $4.6 million effect on the total fair value of our investment.

Foreign Exchange. We currently conduct approximately 15% of our business in Canada and have exposure to changes in the Canadian dollar relative to the U.S dollar. A 10% change in the Canadian foreign currency exchange rate would affect our operating revenue by approximately $45 million, our operating income by approximately $2 million and our total assets by approximately $36 million.
Interest Rate Sensitivity. We currently have exposure to interest rates from our long-term debt and debt securities held in our insurance collateral investment portfolio.
At August 31, 2005, we had $300.3 million of floating rate debt of which $150 million was subsequently effectively converted into fixed rate debt through the interest rate swap agreements that became effective on September 30, 2005. A 10% increase or decrease in variable interest rates would affect our future interest expense cash flows by $0.6 million per year.
At August 31, 2005, we had $296.7 million of investments in debt securities. A 50 basis point increase or decrease in interest rates would have a $4.9 million effect on the total fair value of our investments in debt securities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Financial Information on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2005, the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of August 31, 2005. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of August 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the Company’s 2006 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
The information required by this item regarding our audit committee members and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Audit Committee and Independent Auditors” in our Proxy Statement.
The information required by this item with respect to our code of business ethics is incorporated herein by reference from the information provided under the heading “Corporate Governance — Code of Business Conduct and Ethics and Supplemental Code of Ethics” in our Proxy Statement.
The information required by this item regarding material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Committees of the Board of Directors — Nominating and Corporate Governance Committee” in our Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and, except for the information under the captions “Report of the Human Resources and Compensation Committee” and “Comparative Stock Performance Graph,” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information required by this item will be set forth under the caption “Security Ownership” in the Proxy Statement and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	See Index to Financial Statements on page F-1 and (c) below.

(b)	Exhibits

2.1	Third Amended Joint Plan of Reorganization of Laidlaw USA, Inc. and its Debtor Affiliates dated January 23, 2003 (filed as Exhibit 2.1 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.2	Modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.2 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.3	Second modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.3 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Laidlaw International, Inc. (filed as Exhibit 4.1 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.2	By-laws of Laidlaw International, Inc. (filed as Exhibit 4.2 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.1	Rights agreement, dated as of June 23, 2003, by and between Laidlaw International, Inc. and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.3 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

10.1	Laidlaw International, Inc. Amended and Restated 2003 Equity and Performance Incentive Plan (filed as Exhibit A to the Laidlaw International, Inc. Proxy Statement filed on Form DEF 14A on December 28, 2004 and incorporated herein by reference).*

10.2	Laidlaw International, Inc. Supplemental Executive Retirement Plans (filed as Exhibit 10.2 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.3	Credit Agreement dated as of June 30, 2005 among Laidlaw International, Inc., and others, as Borrowers, Citicorp North Americas, Inc., as the administration agent and the other financial institutions named therein (filed as Exhibit 1.1 to the Form 8-K dated July 1, 2005 and incorporated herein by reference).

10.4	Agreement made as of June 18, 2003 between Laidlaw Inc. and others and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.5	Tax sharing agreement among Laidlaw International, Inc. and its U.S. subsidiaries entered into as of June 23, 2003 (filed as Exhibit 10.6 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).

10.6	Employment agreement between Kevin E. Benson and Laidlaw Inc. effective the 16th day of September, 2002 (filed as Exhibit 10.7 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.7	Amendment to Employment Agreement between Kevin E. Benson and Laidlaw International, Inc. 2002 (filed as Exhibit 10.8 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.8	Change in Control Severance Agreement between Kevin E. Benson and Laidlaw Inc (filed as Exhibit 10.8 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.9	Employment agreement between Douglas A. Carty and Laidlaw Inc. effective the 9th day of December, 2002 (filed as Exhibit 10.9 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.10	Amendment to Employment Agreement between Douglas A. Carty and Laidlaw International, Inc. (filed as Exhibit 10.11 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.11	Change in Control Severance Agreement between Douglas A. Carty and Laidlaw Inc. (filed as Exhibit 10.10 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.12	Employment Agreement between Beth Byster Corvino and Laidlaw International, Inc. (filed as Exhibit 10.13 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.13	Change in Control Severance Agreement between Beth Byster Corvino and Laidlaw International, Inc. (filed as Exhibit 10.14 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.14	Employment Agreement between Jeffrey W. Sanders and Laidlaw International, Inc. (filed as Exhibit 10.15 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.15	Change of Control Severance Agreement between Jeffrey W. Sanders and Laidlaw International, Inc. (filed as Exhibit 10.16 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.16	Employment Agreement between Jeffery A. McDougle and Laidlaw International, Inc. (filed as Exhibit 10.17 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.17	Change of Control Severance Agreement between Jeffery A. McDougle and Laidlaw International, Inc. (filed as Exhibit 10.18 to the Form 10-K for the year ended August 31, 2004 and incorporated herein by reference).*

10.18	Indemnification agreement between Laidlaw International, Inc. and its Directors and Officers (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended May 31, 2004 and incorporated herein by reference).

10.19	Stock purchase Agreement, dated December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and EMSC, Inc. (filed as Exhibit 99.1 to the Form 8-K filed on December 13, 2004 and incorporated herein by reference).

10.20	Stock purchase Agreement, dated December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and EMSC, Inc. (filed as Exhibit 99.2 to the Form 8-K filed on December 13, 2004 and incorporated herein by reference).

21.1	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

LAIDLAW INTERNATIONAL, INC.

By: /s/ Kevin E. Benson

Kevin E. Benson
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on November 14, 2005 by the following persons on behalf of the registrant in the capacities below.

Signature	Title

/s/ Kevin E. Benson	President, Chief Executive Officer and Director
Kevin E. Benson	(Principal Executive Officer)

/s/ Douglas A. Carty	Executive Vice President and Chief Financial Officer
Douglas A. Carty	(Principal Financial Officer)

/s/ Jeffrey W. Sanders	Vice President, Corporate Development and Controller
Jeffrey W. Sanders	(Principal Accounting Officer)

John F. Chlebowski*	Director

James H. Dickerson, Jr. *	Director

Lawrence M. Nagin*	Director

Richard R. Randazzo*	Director

Maria A. Sastre*	Director

Peter E. Stangl*	Director

Carroll R. Wetzel, Jr.*	Director

*By /s/ Douglas A. Carty

Douglas A. Carty
As Attorney-in-Fact

F1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Laidlaw International, Inc.:
We have completed an integrated audit of Laidlaw International, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laidlaw International, Inc. at August 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
   PricewaterhouseCoopers LLP
   Chicago, Illinois
   November 14, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Laidlaw International, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Laidlaw International, Inc. for the period from June 1, 2003 through August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Western District of New York confirmed the Company’s reorganization plan (the “plan”) in February 2003. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before June 28, 2001 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was implemented in June 2003 and the Company emerged from bankruptcy. In connection with the emergence from bankruptcy, the Company adopted fresh start accounting as of June 1, 2003.
  PricewaterhouseCoopers LLP
  Chartered Accountants
  Mississauga, Ontario
  November 18, 2003
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Laidlaw International, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Laidlaw Inc. for the period from September 1, 2002 through May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on June 28, 2001 with the United States Bankruptcy Court for the Western District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s reorganization plan was implemented in June 2003 and the Company emerged from bankruptcy. In connection with the emergence from bankruptcy, the Company adopted fresh start accounting.
  PricewaterhouseCoopers LLP
  Chartered Accountants
  Mississauga, Ontario
  November 18, 2003

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	August 31,	August 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$217.3	$154.2
Accounts receivable	202.6	194.1
Insurance collateral	81.9	98.9
Parts and supplies	32.5	32.0
Deferred income tax assets	42.4	41.3
Other current assets	29.2	22.7
Discontinued operations	—	488.8

Total current assets	605.9	1,032.0

Property and equipment
Land	166.9	184.1
Buildings	176.1	157.7
Vehicles	1,447.2	1,295.9
Other	116.4	101.5

	1,906.6	1,739.2
Less: Accumulated depreciation	(471.5)	(246.8)

	1,435.1	1,492.4

Other assets
Insurance collateral	392.2	354.5
Other long-term investments	40.3	155.2
Goodwill	—	139.1
Contracts and customer relationships	73.4	118.6
Deferred income tax assets	350.3	166.4
Deferred charges and other assets	11.5	60.9
Discontinued operations	—	429.3

	867.7	1,424.0

Total assets	$2,908.7	$3,948.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	August 31,	August 31,
	2005	2004
LIABILITIES

Current liabilities
Accounts payable	$86.4	$76.9
Accrued employee compensation	105.7	102.6
Other accrued liabilities	86.9	90.3
Current portion of insurance reserves	141.6	175.0
Current portion of long-term debt	27.8	29.2
Discontinued operations	—	212.6

Total current liabilities	448.4	686.6

Long-term debt	286.6	1,105.9
Insurance reserves	344.4	325.2
Pension liability	128.4	188.3
Other long-term liabilities	100.7	84.0
Discontinued operations	—	181.9

Total liabilities	1,308.5	2,571.9

Commitments and contingencies (Notes 17 and 18)

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 100.2 million (August 31, 2004 – 103.8 million)	1.0	1.0
Additional paid in capital	1,315.9	1,360.9
Common shares held in trust (August 31, 2004 – 3.8 million)	—	(50.0)
Accumulated other comprehensive income	34.1	12.8
Retained earnings	249.2	51.8

Total shareholders’ equity	1,600.2	1,376.5

Total liabilities and shareholders’ equity	$2,908.7	$3,948.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Revenue	$3,026.5	$3,026.8	$612.6	$2,374.4

Compensation expense	1,519.0	1,555.8	318.2	1,244.0
Vehicle related costs	259.5	260.5	69.7	187.4
Fuel expense	199.7	163.1	31.9	121.0
Insurance and accident claim costs	163.2	206.0	27.7	171.9
Occupancy costs	156.7	157.8	40.6	117.1
Depreciation and amortization	249.1	230.7	39.5	195.5
Other operating expenses	314.4	310.1	77.1	220.9

Operating income	164.9	142.8	7.9	116.6

Interest expense	(70.8)	(78.6)	(19.6)	(18.1)
Other income (expenses), net	10.5	2.1	0.2	(20.6)
Debt restructuring costs	(112.2)	—	—	—
Gain on discharge of debt	—	—	—	1,482.8
Fresh start accounting adjustments	—	—	—	(547.4)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(7.6)	66.3	(11.5)	1,013.3
Income tax benefit (expense)	2.0	(19.8)	11.1	(3.5)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(5.6)	46.5	(0.4)	1,009.8
Cumulative effect of a change in accounting principle	—	—	—	(636.4)

Income (loss) from continuing operations	(5.6)	46.5	(0.4)	373.4
Income (loss) from discontinued operations	218.0	15.2	(9.5)	(1,586.2)

Net income (loss)	$212.4	$61.7	$(9.9)	$(1,212.8)

Basic earnings (loss) per share
Continuing operations before cumulative effect of a change in accounting principle	$(0.06)	$0.47	$(0.01)	$3.10
Cumulative effect of a change in accounting principle	—	—	—	(1.95)

Continuing operations	(0.06)	0.47	(0.01)	1.15
Discontinued operations	2.18	0.15	(0.09)	(4.87)

Net income (loss)	$2.12	$0.62	$(0.10)	$(3.72)

Diluted earnings (loss) per share
Continuing operations before cumulative effect of a change in accounting principle	$(0.06)	$0.45	$(0.01)	$3.10
Cumulative effect of a change in accounting principle	—	—	—	(1.95)

Continuing operations	(0.06)	0.45	(0.01)	1.15
Discontinued operations	2.18	0.14	(0.09)	(4.87)

Net income (loss)	$2.12	$0.59	$(0.10)	$(3.72)

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in millions)

									Accumulated
				Additional				Retained	Other	Total
	Common Shares			Paid in		Preference Shares		Earnings	Comprehensive	Comprehensive
Predecessor Company	# of shares		Amount	Capital		# of shares	Amount	(Deficit)	Income (Loss)	Income (Loss)

Balance at August 31, 2002	325,927,870		$2,222.6	$—		528,770	$7.9	$(1,017.7)	$(258.7)
Net loss	—		—	—		—	—	(1,212.8)**	—	$(1,212.8) **
Other comprehensive income (loss):
Net unrealized gain on security holdings	—		—	—		—	—	—	9.2	9.2
Foreign currency translation adjustment	—		—	—		—	—	—	46.2	46.2
Minimum pension liability adjustment	—		—	—		—	—	—	(176.4)	(176.4)

Total comprehensive loss										$(1,333.8) **

Balance at May 31, 2003	325,927,870		$2,222.6	$—		528,770	$7.9	$(2,230.5)	$(379.7)

Fresh Start adjustments	(325,927,870)		(2,222.6)	—		(528,770)	(7.9)	2,230.5	379.7
Distribution of new common shares	100,000,003	*	1.0	1,308.3	*	—	—	—	—

Laidlaw International, Inc.:
Balance, Fresh start June 1, 2003	100,000,003	*	1.0	1,308.3	*	—	—	—	—
Net loss	—		—	—		—	—	(9.9)	—	$(9.9)
Other comprehensive income (loss):
Net unrealized loss on financial instruments	—		—	—		—	—	—	(6.5)	(6.5)
Foreign currency translation adjustment	—		—	—		—	—	—	(2.6)	(2.6)

Total comprehensive loss										$(19.0)

Balance at August 31, 2003	100,000,003	*	$1.0	$1,308.3	*	—	$—	$(9.9)	$(9.1)
Net income	—		—	—		—	—	61.7	—	$61.7
Stock based compensation	28,688		—	2.6		—	—	—	—	—
Other comprehensive income (loss):
Net unrealized gain on financial instruments	—		—	—		—	—	—	4.5	4.5
Foreign currency translation adjustment	—		—	—		—	—	—	17.4	17.4

Total comprehensive income										$83.6

Balance at August 31, 2004	100,028,691	*	$1.0	$1,310.9	*	—	$—	$51.8	$12.8
Net income	—		—	—		—	—	212.4	—	$212.4
Stock based compensation	195,986		—	5.0		—	—	—	—	—
Dividends paid	—		—	—		—	—	(15.0)	—	—
Other comprehensive income (loss):
Net unrealized gain on financial instruments	—		—	—		—	—	—	1.2	1.2
Foreign currency translation adjustment	—		—	—		—	—	—	39.5	39.5
Minimum pension liability adjustment	—		—	—		—	—	—	(19.4)	(19.4)

Total comprehensive income										$233.7

Balance at August 31, 2005	100,224,677		$1.0	$1,315.9		—	$—	$249.2	$34.1

*	Net of 3,777,419 common shares held in trust. The common shares held in trust were cancelled in fiscal 2005.

**	Adjusted to include Fresh Start accounting adjustments and gain on discharge of debt
The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003*

Operating activities
Net income (loss)	$212.4	$61.7	$(9.9)	$(1,212.8)
Less: (income) loss from discontinued operations	(218.0)	(15.2)	9.5	1,586.2
Non-cash adjustments to net income
Depreciation and amortization	249.1	230.7	39.5	195.5
Deferred income taxes	(3.0)	17.5	(11.1)	—
Write-off of deferred financing fees	41.5	—	—	—
Other non-cash items	28.6	25.7	1.9	(1.3)
Gain on discharge of debt	—	—	—	(1,482.8)
Loss from fresh start accounting adjustments	—	—	—	547.4
Cumulative effect of a change in accounting principle	—	—	—	636.4
Net change in certain assets and liabilities
Accounts receivable	(6.4)	8.7	132.8	(108.7)
Insurance collateral	(15.9)	(89.7)	5.7	(3.4)
Accounts payable and accrued liabilities	(4.2)	(6.4)	(12.6)	(23.9)
Insurance reserves	(18.3)	11.0	(6.7)	35.8
Other assets and liabilities	1.1	3.0	10.7	(37.7)

Net cash provided by operating activities	$266.9	$247.0	$159.8	$130.7

Investing activities
Purchase of property and equipment	$(186.6)	$(183.6)	$(76.0)	$(202.9)
Proceeds from sale of property and equipment	34.2	14.9	4.1	23.9
Expended on acquisitions	(6.4)	(3.4)	(0.1)	(3.3)
Net decrease in performance bond collateral	20.5	48.6	0.1	11.9
Net decrease (increase) in other investments	4.0	(2.5)	1.3	2.9
Net proceeds from sale of healthcare businesses	797.8	—	—	—
Net proceeds from sale of other businesses	10.6	—	—	—

Net cash provided by (used in) investing activities	$674.1	$(126.0)	$(70.6)	$(167.5)

Financing activities
Proceeds from issue of long-term debt	$300.5	$3.6	$1.0	$1,073.7
Repayments of long-term debt	(1,155.3)	(65.8)	(23.3)	(8.9)
Payment of financing fees	(4.4)	(5.3)	(3.8)	(37.5)
Dividend payment	(15.0)	—	—	—
Decrease (increase) in credit facility cash collateral	100.0	—	—	(100.0)
PBGC trust share repurchase	(84.5)	—	—	—
Repayment of liabilities subject to compromise	—	—	—	(1,185.0)

Net cash used in financing activities	$(858.7)	$(67.5)	$(26.1)	$(257.7)

Net cash provided (used) by discontinued operations	(19.2)	$6.7	13.5	46.9

Net increase (decrease) in cash and cash equivalents	63.1	$60.2	76.6	(247.6)
Cash and cash equivalents — beginning of period	154.2	94.0	17.4	265.0

Cash and cash equivalents — end of period	$217.3	$154.2	$94.0	$17.4

*	Adjusted to include fresh start accounting adjustments and gain on discharge of debt
The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Corporate overview and basis of presentation
Corporate overview
Laidlaw International, Inc. (the “Company”) operates in three reportable business segments: education services, Greyhound and public transit services. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. The public transit services segment provides fixed-route municipal bus service and paratransit bus transportation for riders with disabilities. As discussed in Note 3 – “Discontinued operations” the healthcare transportation services and emergency management services segments were sold and are presented as discontinued operations.
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company or of the Predecessor Company (as defined below) and all of their respective subsidiaries. All significant intercompany transactions and balances have been eliminated. Prior period amounts have been reclassified to reflect the discontinuance of the healthcare businesses and also conform to the current year presentation.
Note 2 – Voluntary petition for reorganization and emergence from chapter 11 and fresh start accounting
Voluntary petition for reorganization and emergence from chapter 11
On June 28, 2001, Laidlaw Inc. (the “Predecessor Company”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York (the “Bankruptcy Court”) and commenced Canadian insolvency proceedings under the Canada Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Ontario (the “Canadian Court”). None of the Predecessor Company’s operating or insurance subsidiaries were included in the filings.
In February 2003, the Bankruptcy Court and the Canadian Court confirmed the Predecessor Company’s plan of reorganization (the “Plan”). On June 6, 2003, the Predecessor Company received final financing commitments and on June 23, 2003, the Company emerged from bankruptcy protection. In accordance with the terms of the Plan, the Predecessor Company engaged in an internal restructuring and domesticated into the United States as a Delaware corporation and changed its name to Laidlaw International, Inc.
Pursuant to the Plan $4.0 billion of liabilities that were subject to compromise were discharged by the Bankruptcy Court and Canadian Court. As satisfaction of the liabilities subject to compromise, the Predecessor Company’s creditors received $1.2 billion in cash and 100 million common shares with a value of $1.3 billion. The resulting $1.5 billion gain on discharge of debt has been recorded in the Consolidated Statement of Operations for the period from September 1, 2002 through May 31, 2003. Consistent with the Plan, the Predecessor Company’s common and preference stock was cancelled upon emergence.

Fresh start accounting
The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. For financial reporting purposes, the effective date of the Plan was considered to be June 1, 2003. In accordance with the principles of fresh start accounting, the Company adjusted its assets and liabilities to their estimated fair values as of June 1, 2003 with the excess of the Company’s reorganization value over the fair value of its tangible and identifiable intangible assets reported as goodwill in the Consolidated Balance Sheets. The net effect of all fresh start accounting adjustments resulted in a loss of $609.6 million (of which $547.4 million relates to continuing operations and $62.2 million relates to discontinued operations) and is reflected as an adjustment to the Predecessor Company’s results for the period from September 1, 2002 through May 31, 2003.
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
Note 3 — Discontinued operations
On February 10, 2005 the Company completed the sale of its healthcare transportation services (“AMR”) and emergency management services segments to an affiliate of Onex Corporation. After payment of transaction costs, net cash proceeds received by the Company were $797.8 million. Proceeds from the transaction were used in part to retire all outstanding borrowings under the Company’s Term B senior secured credit facility (“Term B Facility”).
The following table details the components of income from discontinued operations ($ in millions):

				Predecessor
				Company
			Three
			Months	Nine Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Revenue	$646.2	$1,604.6	$384.5	$1,111.3

Pre-tax income (loss) before cumulative effect of change in accounting principle	(30.6)	27.7	(8.4)	(16.2)
Income tax benefit (expense)	10.0	(12.5)	(1.1)	(1.0)

Income (loss) before cumulative effect of change in accounting principle	(20.6)	15.2	(9.5)	(17.2)
Cumulative effect of change in accounting principle	—	—	—	(1,569.0)

Income (loss) from operations	(20.6)	15.2	(9.5)	(1,586.2)

Pre-tax gain on sale of businesses	236.8	—	—	—
Income tax benefit	1.8	—	—	—

Gain on sale	238.6	—	—	—

Income (loss) from discontinued operations	$218.0	$15.2	$(9.5)	$(1,586.2)

For the years ended August 31, 2005 and 2004 and the three months ended August 31, 2003, the Company allocated interest expense under the Term B Facility and previous revolver to discontinued operations since the Company was required by the terms of the Term B Facility to pay off this debt upon the sale of the healthcare businesses. Additionally, $23.6 million of deferred financing fees related to the Term B Facility and previous revolver were written off against the gain on sale of discontinued operations. A tax benefit has been reflected for items allocated against the gain, including the write-off of the deferred financing fees, which will give rise to net ordinary deductions. While the remaining amount is a gain for book purposes, for tax purposes the sale generated a substantial capital loss. As discussed in Note 14 – “Income taxes”, the Company provided a full valuation allowance against the capital loss carryforward.
During the third quarter of 2005, AMR management advised the Company that they had recently determined that their accounts receivable reserves have been understated for at least the last five years, including the date of sale. This adjustment was recorded by the Company in the year ended August 31, 2005 and resulted in a $31 million increase in the after-tax loss from operations, and a $31 million increase in the gain on sale from discontinued operations. The adjustment had no impact on net income, income from continuing operations or total income (loss) from discontinued operations.
Note 4 — Summary of significant accounting policies
A summary of the significant accounting policies followed in the preparation of these consolidated financial statements is presented below:
Cash and cash equivalents
Cash and cash equivalents include short-term investments that are part of the Company’s cash management portfolio. These investments are highly liquid and have original maturities of three months or less.
Accounts receivables
Accounts receivables are net of an allowance for doubtful accounts of $6.2 million on August 31, 2005, and $4.9 million on August 31, 2004. The allowance for doubtful accounts is based on the credit risk applicable to particular customers, historical trends and other relevant information.
Parts and supplies
Parts and supplies are valued at the lower of cost, determined on a first-in, first-out basis and replacement cost. This approximates fair value.
Property and equipment
In accordance with fresh start accounting, property and equipment were reflected at their fair values as of June 1, 2003. Additions to property and equipment subsequent to this date are recorded at cost. Depreciation of property and equipment is recorded on a straight-line basis over their estimated useful lives, which range from twenty to forty years for buildings, five to fifteen years for vehicles, and three to ten years for all other items. Depreciation of education services vehicles during the year is based on usage. Maintenance costs are expensed as incurred while improvements and expenditures that extend the useful life of the assets are capitalized.

Insurance collateral
Insurance collateral is comprised principally of cash, debt and equity securities and supports the Company’s insurance program and reserves. If these investments were sold or otherwise liquidated they would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Income earned on these investments has been offset against the costs related to the Company’s self-insurance program and are included as part of “Insurance and accident claim costs” in the Consolidated Statements of Operations.
The Company determines the classification of debt and equity securities as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with net unrealized gains and losses reported as a component of “Accumulated other comprehensive income”. The cost of securities sold is based on the specific identification method. At August 31, 2005, all of the securities are designated as available-for-sale and are stated at fair value.
Other long-term investments
Investments in shares of companies over which the Company has significant influence are accounted for by the equity method. Equity earnings are recorded to the extent that any increase in the carrying value is determined to be realizable. Other long-term investments are carried at cost.
Contracts and customer relationships
The Company’s contracts and customer relationships represent the amortized fair value of such assets held by the Company’s education services segment at June 1, 2003 (the “Fresh Start Contract Assets”) and the amortized cost of the contracts (the “Purchased Contract Assets”) purchased through acquisition subsequent to June 1, 2003. Substantially all of the revenue of the education services segments is derived from contracts. The contracts generally have terms of three to five years and historically most contracts have been renewed.
The Fresh Start Contract Assets represent the aggregate value of the education services segments contract portfolio at the fresh start date and are amortized on a straight-line basis over fifteen years which represents the average length of the contracts and the expected contract renewal periods. The straight-line method was used since the pattern of consumption of the intangible could not be reliably determined as the Fresh Start Contract Assets were valued on an aggregate basis and, therefore, as the Company renews or loses individual contracts, the Company would be unable to determine the amount of the Fresh Start Contract Asset value assigned to a specific contract. The Purchased Contract Assets are amortized on a straight-line basis over the length of the contracts, generally ranging from three to five years as the acquisition price is generally determined based on the remaining term of the contract.
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
Impairment of long-lived assets
Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors, which could trigger impairment review, include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flows.
Insurance reserves
The Company generally retains liability for auto, general and workers’ compensation claims for the first $5 million of any one occurrence and insures amounts above $5 million up to a maximum of $275 million per occurrence.
The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are developed using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than auto and general liability claims that arose after June 1, 2003, are discounted at a rate commensurate with the interest rate on monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities. Auto and general liability claims that arose after June 1, 2003 are not discounted.
Investment income earned on the investments supporting these reserves has been offset against the costs related to the Company’s self-insurance program and is included as part of “Insurance and accident claim costs” in the Consolidated Statements of Operations. The accretion of imputed interest from the discounting of the reserves is also included as part of these expenses.
Defined benefit pension plans
The costs of pension benefits are actuarially determined using the projected benefit method pro-rated on service and management’s best estimate of expected plan investment performance, discount rates, salary escalation, retirement ages of employees and mortality tables. Plan assets are recorded at market value. Any net actuarial gain or loss in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets is amortized over the average remaining service period of participating employees for active plans and average remaining life expectancy of retired participants for frozen plans.
Foreign currency translation
The accounts of foreign-based subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts have been translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of “Accumulated other comprehensive income”. Currency transaction gains and losses are immaterial for all periods presented.
Financial instruments
The Company’s cash and cash equivalents, insurance collateral, other long-term investments, accounts receivable, accounts payable, accrued liabilities, other long-term liabilities and long-term debt constitute financial instruments. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout North America.
The Company may use derivative financial instruments for purposes other than trading to minimize the risk and costs associated with financing and operating activities. The Company periodically enters into forward purchase contracts for the purchase of diesel fuel whereby the Company agrees to take delivery of a set amount of fuel at a fixed price at a future specified date as an economic hedge against future price changes. The Company also periodically enters into interest rate swap agreements that effectively hedge a portion of the interest rate exposure on the long-term debt.
Revenue recognition
Revenue is recognized at the time services are provided. Revenue collected in advance on contracts and tickets is deferred and taken into income as the services are provided.
Stock options
The Company records the expense of stock option awards over the period in which the options vest. The stock options are valued using the Black-Scholes valuation method on the date of grant.
Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingencies. Future events could alter such estimates.
The Company uses third-party actuaries and assumptions of future events in estimating the claims liability reserves and future pension obligations. As a result of using assumptions, there is a reasonable possibility that the amounts recorded for deferred income tax assets, insurance reserves and pension liability could change materially.
Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payment” which replaced SFAS 123, “Accounting for Stock-Based Compensation”. The new standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The new standard also requires companies to include an estimate of pre-vesting forfeitures when calculating compensation cost.
Effective June 1, 2005 the Company adopted the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new awards and the unvested portion of previously issued and outstanding awards over the related vesting periods prospectively. No change to prior periods presented is permitted under this method.
Prior to adoption of SFAS 123(R), the Company recognized compensation costs in accordance with the original SFAS 123 that required share-based payment costs be recognized as compensation expense over the period that an employee provided service in exchange for the award. However, compensation cost was determined based on the actual occurrence of pre-vesting forfeitures rather than on an estimate of future pre-vesting forfeitures. The effect of adopting SFAS 123(R) on June 1, 2005, was immaterial to our consolidated financial statements.
Note 5 – Other long-term investments
Components of other long-term investments are as follows ($ in millions):

	August 31,	August 31,
	2005	2004

Letter of credit facility cash collateral	$—	$100.0
Equity investments in other companies	18.1	23.0
Other	22.2	32.2

	$40.3	$155.2

Note 6 – Goodwill
Effective September 1, 2002, the Predecessor Company adopted SFAS 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. To determine estimated fair value of the reporting units, the Predecessor Company utilized independent valuations of the underlying businesses. The Predecessor Company determined that a significant portion of its goodwill was impaired as of September 1, 2002 and recorded a non-cash charge of $636.4 million as a cumulative effect of change in accounting principle. This charge eliminated all goodwill of the Greyhound segment ($482.9 million), all goodwill of the public transit segment ($99.0 million) and $54.5 million of the goodwill of the education services segment.
Upon emergence from bankruptcy, goodwill was adjusted to reflect the excess of the Company’s reorganization value over the aggregate fair value of the Company’s tangible and identifiable intangible net assets and the Company recorded $183.1 million of goodwill, all of which pertained to the education services segment. During the years ended August 31, 2005 and 2004, the Company reduced its deferred tax valuation allowance, and as required under fresh start accounting, made corresponding reductions to Goodwill of $139.1 million and $44.0 million, respectively.
Note 7 – Contracts and customer relationships
During fiscal 2005, the Company reduced contract values by $36.2 million as a result of the reduction in its deferred tax valuation allowance as required under fresh start accounting. Contracts and customer relationships are net of accumulated amortization of $18.4 million and $10.7 million at August 31, 2005 and 2004, respectively. Amortization expense was $7.5 million and $8.6 million for the years ending August 31, 2005 and 2004, respectively. Estimated amortization expense for the year ending August 31, 2006 and the next four years thereafter is $6.9 million, $6.9 million, $6.9 million, $6.3 million and $5.4 million, respectively.
Note 8 – Long-term debt
Components of long-term debt are as follows ($ in millions):

			Weighted Average
	Debt Balance		Interest Rate
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Term A Facility	$300.0	$—	4.9%	—
10 3/4% Senior Notes	4.4	401.2	10.8%	11.0%
Term B Facility	—	593.7	—	6.2%
Greyhound 11 1/2% Senior Notes	—	122.1	—	20.8%
Notes and other debt	10.0	18.1	9.5%	10.8%

Total debt	314.4	1,135.1
Less: current portion	27.8	29.2

Long-term debt	$286.6	$1,105.9

At August 31, 2005, maturities of long-term debt for the next five years ending August 31 and all years thereafter are as follows ($ in millions):

Year ending August 31,
2006	$27.8
2007	30.9
2008	45.8
2009	45.9
2010	158.7
Thereafter	5.0

Total maturities	314.1
Unamortized premium	0.3

Total debt	$314.4

Senior Credit Facility
In June 2005 the Company entered into a $600 million senior credit facility (“Term A Facility”) due June 2010, consisting of a $300 million term loan and a $300 million revolving credit facility (“Revolver”). The Revolver replaced the Company’s previous $200 million revolving credit facility and allowed the Company to replace Greyhound Lines’ previous $125 million revolver. Proceeds from the new term loan, along with cash on hand, were used to repurchase substantially all of the Company’s 10 3/4% notes and to redeem Greyhound Lines’ 11 1/2% notes and 8 1/2% convertible debentures. Additionally, proceeds received from the sale of the healthcare businesses were used to retire the Term B Facility.
Principal on the term loan is payable in quarterly installments of $7.5 million from December 31, 2005 through June 30, 2007, $11.25 million from September 30, 2007 through June 30, 2009, $37.5 million from September 30, 2009 through March 31, 2010 with a final payment of $45.0 million due on June 30, 2010.
The Revolver, with a $200 million sub-limit for letters of credit, a $15 million sub-limit for swingline loans and a $50 million sub-limit for Canadian dollar borrowings and Canadian dollar letters of credit by Canadian borrowers, was established to fund the Company’s working capital and letter of credit needs. Under the Revolver, at August 31, 2005, there were no cash borrowings and issued letters of credit of $112.6 million, leaving $187.4 million of availability.
Interest is based on the LIBOR rate plus a range of margin rates. The margin rate is based on the debt rating of the Company’s Term A Facility and ranges from 0.60% to 2.00%. Alternatively, at the Company’s option, interest can be calculated as the margin rate plus the highest of: (a) the base rate of Citibank, N.A., (b) the Federal Funds rate plus 0.50% or (c) the latest three-month certificates of deposit, as determined by Citibank, N.A. and adjusted for the cost of reserves and FDIC insurance assessments plus 0.50%. In addition to interest due on any amounts outstanding, the Company is also responsible for certain commitment and letter of credit fees.
Effective September 30, 2005 the Company entered into interest rate agreements (“SWAP’s”) with counterparties that effectively convert $150 million of the term loan from floating rate debt to fixed rate debt with a weighted average interest rate of 5.5%. We entered into these SWAP’s as a cash flow hedge in order to fix our interest payments on one half of the outstanding term loan. The SWAP’s, which expire in June 2010, are amortizing so that the notional amount of the SWAP’s will decrease in tandem with the scheduled principal payments on the term loan.
The Term A Facility is guaranteed by the Company’s wholly-owned U.S. subsidiaries excluding the Company’s insurance subsidiaries. Terms included in the Term A Facility require that the Company meet certain financial covenants including a leverage ratio and interest coverage ratio, as well as certain non-financial covenants. As of August 31, 2005, the Company was in compliance with all such covenants.
10 3/4% Senior Notes
The 10 3/4% Senior Notes are unsecured and are due in 2011. In fiscal 2005, the Company repurchased $401.6 million of the outstanding $406.0 million principal amount of the notes and in connection with a consent solicitation, amended the indenture to remove substantially all of the restrictive covenants.
Notes and other debt
Notes and other debt consist primarily of capitalized equipment leases and notes.
Note 9 – Benefit plans
The Company’s subsidiaries sponsor fourteen defined benefit pension plans. Four plans relate to Greyhound Canada Transportation Corp. and cover employees represented by the Canadian Auto Workers Union and the Amalgamated Transit Union (“ATU”) and all non-unionized employees meeting certain eligibility requirements. A fifth plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics of Greyhound Lines, Inc. represented by the International Association of Machinists and Aerospace Workers. A further eight plans are single employer pension plans maintained in the United States by Greyhound Lines, Inc. (the “Greyhound U.S. Plans”). The largest of the Greyhound U.S. Plans (the “ATU Plan”) covers approximately 13,000 current and former Greyhound Lines, Inc. employees, fewer than 600 of whom are active employees. The ATU Plan was closed to new participants on October 31, 1983, and service and wage accruals were frozen for active employees effective March 15, 2002. Other Greyhound U.S. Plans include two plans that cover salaried employees of Greyhound Lines, Inc. through May 7, 1990, and substantially all employees at Vermont Transit Company through June 30, 2000, when the plans were curtailed. The remaining five Greyhound U.S. Plans are active plans that cover salaried and hourly personnel of other Greyhound Lines, Inc. subsidiaries. Additionally, Laidlaw International Inc. has a Supplemental

Employee Retirement Plan (“SERP”) that covers certain executives of the parent and subsidiaries in both the U.S. and Canada.
The Greyhound U.S. Plans have an annual measurement date of May 31, while the Greyhound Canada Transportation Corp. plans and the SERP have an annual measurement date of June 30.
Changes in the Company’s benefit obligation and plan assets are as follows ($ in millions):

	Year ended August 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$934.9	$957.7
Service cost	8.2	7.2
Interest cost	57.3	55.0
Plan participants’ contributions	2.5	0.2
Plan amendments	—	0.5
Actuarial loss (gain)	95.6	(4.1)
Benefits paid	(86.2)	(83.3)
Foreign exchange	17.9	1.7

Benefit obligation at end of period	$1,030.2	$934.9

Change in plan assets:
Fair value of plan assets at beginning of period	$734.4	$734.0
Actual return on plan assets	73.3	72.6
Employer contributions	150.1	6.9
Plan participants’ contributions	2.7	2.5
Benefits paid	(86.2)	(83.3)
Foreign exchange	17.1	1.7

Fair value of plan assets at end of period	$891.4	$734.4

Funded status	$(138.8)	$(200.5)
Unrecognized net loss (gain)	41.2	(39.9)
Unrecognized prior service cost	0.5	0.5
Funding after measurement date	—	51.6

Accrued benefit cost	$(97.1)	$(188.3)

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(128.4)	$(188.3)
Accumulated other comprehensive loss	31.3	—

Accrued benefit cost	$(97.1)	$(188.3)

Increase in minimum pension liability reflected in other comprehensive income	$31.3	$—

The components of net periodic pension cost for the Company’s pension plans are as follows ($ in millions):

				Predecessor
				Company
			Three
			Months	Nine Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Service cost	$8.2	$7.2	$1.4	$4.8
Interest cost	57.3	55.0	14.2	41.5
Expected return on plan assets	(57.5)	(51.3)	(12.7)	(37.5)
Amortization	—	—	(1.0)	0.7

Net pension expense	$8.0	$10.9	$1.9	$9.5

The weighted-average assumptions used to determine the pension plans benefit obligations and net periodic costs are as follows ($ in millions):

				Predecessor
				Company
			Three
			Months	Nine Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Benefit obligations
Discount rate	5.2%	6.3%	5.9%	5.9%
Rate of salary progression	3.6%	3.6%	3.5%	3.5%

Net periodic costs
Discount rate	6.3%	5.9%	5.9%	7.2%
Rate of salary progression	3.6%	3.5%	3.5%	3.9%
Expected long-term rate of return on plan assets	7.4%	7.5%	7.0%	7.0%
As of both August 31, 2005 and 2004, ten of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. As of August 31, 2005 and 2004, thirteen and twelve of the Company’s pension plans, respectively had projected benefit obligations in excess of plan assets.
The accumulated benefit obligations in excess of plan assets, projected benefit obligations in excess of plan assets and total accumulated benefit obligation are as follows ($ in millions):

	August 31,	August 31,
	2005	2004
Accumulated obligation in excess of plan assets:
Projected benefit obligation	$809.3	$766.6
Accumulated benefit obligation	805.0	763.0
Fair value of assets	673.5	559.8

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,020.6	$806.8
Accumulated benefit obligation	991.7	797.7
Fair value of assets	878.2	598.5

Total accumulated benefit obligation	$1,001.8	$913.4

Plan Assets
Assets of the various plans consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations. Furthermore, equity investments are diversified across large and small capitalizations. The plan assets at August 31, 2005 and 2004 contain no investments in equity or debt securities of the Company or its subsidiaries.
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
Target investment allocations, along with the actual weighted-average asset allocations of the collective pension plan assets, are as follows:

	Target	Percentage of Plan Assets
	Allocation	August 31,
	August 31, 2005	2005	2004

Equity securities	56%	57%	55%
Debt securities	44%	43%	45%

Total	100%	100%	100%

Plan Contributions and Potential Funding Requirements
The ATU Plan represents approximately 70% of the total plan assets and benefit obligation as of August 31, 2005. Based upon current regulations and plan asset values at August 31, 2005 and assuming annual investment returns exceed 3%, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations will not prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.
Upon emergence from bankruptcy in June 2003, the Company entered into an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Greyhound U.S. Plans (the “PBGC Agreement”). Under the PBGC Agreement the Company made cash contributions to the Greyhound U.S. Plans of $50.0 million in both June 2004 and June 2003, and issued 3.8 million shares of common stock to a trust formed for the benefit of the Greyhound U.S. Plans (the ”Pension Plan Trust”). In February 2005, the Company purchased all 3.8 million shares from the Pension Plan Trust for $84.5 million. The Pension Plan Trust contributed all proceeds to the Greyhound U.S. Plans. No further additional contributions, other than minimum required contributions under existing laws, are required under the PBGC Agreement.

The Company expects to contribute an additional $10.7 million to all plans other than the ATU Plan (which currently has no minimum funding requirements), for the year ending August 31, 2006. It is the Company’s policy to fund the minimum required contribution under existing laws.
Expected future Payments
Based on current estimates, the future benefit payments under the Company’s defined benefit pension plans over the next ten years are expected to be as follows ($ in millions):

Year ending August 31,
2006	$82.6
2007	81.3
2008	80.3
2009	79.4
2010	78.3
Fiscal years 2011 through 2015	379.1
Defined Contribution Retirement plans
The Company sponsors defined contribution retirement plans that are generally available to all employees unless not required by union agreements. Company contributions to all plans charged to operations were $6.9 million in fiscal 2005, $7.9 million in fiscal 2004 and $2.1 million for the three month period ended August 31, 2003. Contributions for the Predecessor Company were $6.5 million for the nine month period ended May 31, 2003.
Note 10 — Other long term liabilities
Components of other long-term liabilities are as follows ($ in millions):

	August 31,	August 31,
	2005	2004
Security deposits related to the sale of healthcare businesses	$52.5	$43.2
Other	48.2	40.8

	$100.7	$84.0

Subsequent to the sale of the healthcare businesses, a portion of AMR’s insurance claims and performance bonds remain under the Company’s master programs. To secure this risk the Company held $52.5 million in security deposits from AMR at August 31, 2005 (of which $36.3 million is held as part of the Company’s insurance collateral and $16.2 million represents an unfunded liability). Should AMR make acceptable arrangements to leave the Company’s master program, the Company would be required to remit these funds to AMR.
Note 11 — Stock based compensation
The Company’s 2003 Amended and Restated Equity and Performance Incentive Plan (“2003 Incentive Plan”) provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, and performance units to officers and employees of the Company. The 2003 Incentive Plan also provides for the grant of option rights and restricted stock to non-employee directors. There were 5,000,000 Common Shares initially available under the 2003 Incentive Plan. In any calendar year, no participant may be granted more than 500,000 option rights, appreciation rights, deferred shares or restricted shares, or more than $1.0 million worth of performance shares or performance units. The 2003 Incentive Plan is administered by the

Company’s Human Resources and Compensation Committee (“Compensation Committee”). The Compensation Committee, as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of such awards.
The Company adopted SFAS 123(R) on June 1, 2005 using the modified prospective method. The Company accounted for stock based compensation in accordance with SFAS 123 prior to the adoption of SFAS 123(R). The Company recorded expenses for stock based compensation of $5.2 million and $2.6 million for the years ended August 31, 2005 and 2004, respectively. The Company also recognized income tax benefits related to the stock based compensation of $1.8 million and $0.9 million for the years ended August 31, 2005 and 2004, respectively. No stock based compensation was issued for the three month period ended August 31, 2003 or for the Predecessor Company’s nine month period ended May 31, 2003.
Stock options — Stock options have a ten-year life and vest ratably over three years beginning on the first anniversary of the date of the grant. The option holder has no voting or dividend rights. The grant prices are equal to the market prices at date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant using the following assumptions:
Stock option pricing assumptions

	Years ended August 31,
	2005	2004
Expected volatility	32.1%	31.8%
Expected term (in years)	6.0	6.0
Expected dividends	—	—
Risk-free rate of return (weighted average)	3.7%	3.6%

Weighted average grant-date fair value	$7.23	$4.89
Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. Since the Company does not have a sufficient history of issuing stock options, the expected term was estimated based on a review of the average terms experienced by other publicly traded companies. No dividend payouts were assumed, as the Company was not allowed to pay dividends under the Company’s credit facility that existed at the option grant date. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.
A summary of the stock option activity for the year ended August 31, 2005 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	($ in millions)

Outstanding at September 1, 2004	498,375	$12.89
Granted	452,625	18.85
Exercised	(6,333)	13.00
Forfeited	(37,862)	15.53

Outstanding at August 31, 2005	906,805	$15.75	8.8	$8.2

Exercisable at August 31, 2005	159,792	$12.88	8.3	$1.9

As of August 31, 2005, there was $3.4 million of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.8 years. The total fair value of the options vested during the year ended August 31, 2005 was $0.8 million.
Restricted shares – Restricted shares vest at the end of a three-year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares. Restricted shares are valued at the price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.
A summary of the restricted share activity for the year ended August 31, 2005 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at September 1, 2004	28,688	$10.33
Granted	25,313	18.85
Forfeited	(3,375)	10.33

Outstanding at August 31, 2005	50,626	14.59

As of August 31, 2005, there was $0.4 million of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 1.6 years.
Deferred shares – Deferred shares vest ratably over a four-year period beginning on the first anniversary of the date of the grant. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting or dividend rights with the deferred shares. The deferred shares are valued at the price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.
A summary of the non-vested deferred share activity for the year ended August 31, 2005 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at September 1, 2004	825,550	$13.09
Granted	362,000	19.57
Vested	(167,715)	13.09
Forfeited	(164,423)	13.70

Non-vested at August 31, 2005	855,412	15.71

As of August 31, 2005, there was $11.1 million of total unrecognized compensation cost related to the outstanding deferred shares that will be recognized over a weighted average period of 2.6 years.

Note 12 — Shareholders’ equity
(1) Capital stock
(a)	Authorized
500 million Common Shares, par value $0.01 per share, and 50 million Series A Junior Participating Preferred Shares, par value $0.01 per share.
(b)	Shareholder Rights Plan

The Company has a shareholder rights plan pursuant to which each outstanding share of the Company’s common shares is accompanied by one preferred share purchase right. The rights expire on July 3, 2013 unless they are earlier redeemed, exchanged, extended or amended by the Company’s board of directors.

The rights are not exercisable or transferable apart from the common shares until ten days after a public announcement by the Company that a person or group has acquired beneficial ownership of 15% or more of the Company’s common shares or ten business days (or a later date as determined by the Company’s board of directors) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group acquiring beneficial ownership of 15% or more of the Company’s common shares. Once exercisable, each right would separate from the common shares and be separately tradeable, and, subject to adjustment would entitle its holder to purchase, at the exercise price of $75.00 per right, a number of common shares, or a number of the surviving company’s shares if the Company is not the surviving company, having a market value equal to $150.00.

The Company may redeem all (but not less than all) of the rights for a redemption price of $0.01 per right until the rights become exercisable. The Company may also exchange each right for one common share or an equivalent security until an acquiring person or group owns 50% or more of the outstanding common shares.

(c)	Dividends

The Company’s Board of Directors declared a dividend of $0.15 per share, which was paid on August 25, 2005, to stockholders of record as of August 4, 2005. While, the Company intends to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the Board, or a committee to which it delegates such authority, at its discretion.
(2) Accumulated other comprehensive income
Accumulated other comprehensive income (loss) is comprised of the following ($ in millions):

	August 31,	August 31,
	2005	2004
Foreign currency translation	$54.3	$14.8
Unrealized loss on financial instruments	(1.2)	(3.0)
Minimum pension liability	(31.3)	—
Deferred income tax	12.3	1.0

Total	$34.1	$12.8

Note 13 – Investments in securities and fair value of financial instruments
Accounting for Certain Investments in Debt and Equity Securities
As discussed in Note 4 “Summary of significant accounting policies”, the Company maintains insurance collateral to support the Company’s insurance program and insurance reserves. A portion of this collateral is comprised of investments in high quality debt and equity securities, all of which have been classified as available-for-sale securities in accordance with SFAS 115. The amortized cost and estimated fair market value of investments in debt and equity securities included in insurance collateral in the balance sheet at August 31, 2005 and August 31, 2004 are as follows ($ in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Market Value

August 31, 2005
Debt securities	$301.1	$0.6	$(5.0)	$296.7
Equity securities	43.6	3.9	(1.4)	46.1

Total	$344.7	$4.5	$(6.4)	$342.8

August 31, 2004
Debt securities	$261.9	$0.4	$(3.9)	$258.4
Equity securities	45.2	2.7	(1.5)	46.4

Total	$307.1	$3.1	$(5.4)	$304.8

The fair market value of the securities shown above, are included in the captions “Insurance collateral – current assets” and “Insurance collateral – long term” in the consolidated Balance Sheets. The remaining balance of insurance collateral is comprised principally of cash and deposits.
The contractual maturities of the debt securities as of August 31 are as follows ($ in millions):

	2005	2004
Due within one year	$37.5	$10.8
Due between one year and five years	148.3	154.8
Due between five years and ten years	110.9	92.8

Total fair market value of debt securities	$296.7	$258.4

On an ongoing basis the Company evaluates its investments in debt and equity securities to determine if a decline in fair market value is other-than temporary. If a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
Fair value of financial instruments
Fair value of the Company’s financial instruments were determined using the following methods and assumptions as required by SFAS 107, “Disclosures About Fair Value of Financial Instruments”.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other long-term liabilities, approximate fair value. The fair values of the debt and equity securities included in insurance collateral and other long-term investments are based upon quoted market prices at August 31, 2005 and 2004. The carrying amounts of the portion of insurance collateral and other long-term investments where no quoted market price is available, approximate fair value.
Long-term debt fair values are estimated using discounted cash flow analysis, based upon the Company’s incremental borrowing rates for similar types of borrowing arrangements, or using quoted market values. The carrying value of the long-term debt recorded on the balance sheet for the year ended August 31, 2005 of $314.4 million is equal to the fair value. The carrying value of the long-term debt on August 31, 2004 was $1,135.1 million compared to a fair value of $1,237.9 million.
Note 14 – Income taxes
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle by geographic area is as follows ($ in millions):

				Predecessor
				Company
			Three
			Months	Nine Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

United States	$(24.1)	$37.3	$(36.5)	$2,624.4
Canada	16.5	29.0	2.2	1,414.3
Other	—	—	22.8	(3,025.4)

	$(7.6)	$66.3	$(11.5)	$1,013.3

Income tax expense (benefit) by geographic area is as follows ($ in millions):

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Current income tax expense
U.S. — State	$0.5	$1.7	$—	$2.1
Canada	0.5	0.6	—	1.4

	$1.0	$2.3	$—	$3.5

Deferred income tax expense (benefit)
U.S. — Federal	$(10.2)	$12.6	$(12.3)	$—
U.S. — State	0.9	0.6	0.2
Canada	6.3	4.3	1.0	—

	$(3.0)	$17.5	$(11.1)	$—

Total income tax expense (benefit)
U.S. — Federal	$(10.2)	$12.6	$(12.3)	$—
U.S. — State	1.4	2.3	0.2	2.1
Canada	6.8	4.9	1.0	1.4

	$(2.0)	$19.8	$(11.1)	$3.5

The effective income tax rates on income from continuing operations before income taxes and cumulative effect of change in accounting principle differs from the statutory rates as follows ($ in millions):

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Income tax expense (benefit) at the statutory rate	$(2.7)	$23.2	$(4.0)	$365.3
Decrease (increase) resulting from:
Tax rate differentials in other jurisdictions	0.7	0.9	(7.9)	(7.3)
State taxes	0.9	1.5	0.1	1.4
Canadian tax rate change	—	(6.6)	—	—
Fresh start accounting adjustments		—	—	(338.8)
Change in valuation allowance	0.3	—	—	(32.5)
Non-deductible restructuring expenses	—	—	—	5.4
Other	(1.2)	0.8	0.7	10.0

Income tax expense (benefit)	$(2.0)	$19.8	$(11.1)	$3.5

The deferred income tax assets and liabilities contain the following temporary differences
($ in millions):

	August 31,	August 31,
	2005	2004

Deferred income tax assets:
Net operating loss and credit carryforwards	$180.3	$191.2
Interest deduction carryforwards	163.1	167.9
Claims liabilities	65.0	71.9
Pension liability	49.2	71.6
Capital loss carryforwards	487.1	—
Other accrued liabilities	47.9	29.9

Total deferred income tax assets	$992.6	$532.5

Deferred income tax liabilities:
Book over tax depreciation/amortization	$104.1	$132.8
Other	8.4	12.6

Total deferred income tax liabilities	$112.5	$145.4

Net deferred income tax asset:
Net deferred income tax assets before valuation allowance	$880.1	$387.1
Valuation allowance	(487.4)	(179.4)

Net deferred income tax assets	$392.7	$207.7

Valuation allowance
The Company has significant net deferred tax assets resulting from net operating loss (“NOL”), interest deduction and capital loss carryforwards, and other deductible temporary differences that will reduce taxable income in future periods. SFAS 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.
During fiscal 2005, but prior to the sale of the Company’s healthcare segments, the Company wrote-off $67 million of deferred tax assets against the valuation allowance for carryforwards that were used as part of a settlement with the IRS and for carryforwards which management believes will not likely be available for use against future income. The remaining valuation allowance was reversed in its entirety as recent historical, and current projected, results reflected a level of income that supports a conclusion that it is more likely than not that the Company will fully recover the remaining surviving carryforwards. As required under fresh start accounting rules, the reversal first eliminated all remaining goodwill established at fresh start, with the balance reducing other intangibles established in conjunction with fresh start accounting.
During fiscal 2005 the Company sold its healthcare segments resulting in a U.S. capital loss of $1.4 billion. In addition the Company had net capital losses in Canada of $20.4 million. As capital losses may only be applied against capital gains, and the Company does not generate capital gains in the ordinary course, a valuation allowance has been established for this deferred tax asset of $487.1 million since the Company believes it is more likely than not that the capital loss carryforwards will not be realized. Additionally, a $0.3 million valuation reserve was established against a NOL in Canada as it is more likely than not that it will not be realized.
Availability and Amount of NOLs and Capital Losses
As part of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”). As a result, the Company is subject to an annual limitation of approximately $53 million on $219.8 million of NOL and $266.3 million of capital losses attributable to losses incurred prior to the reorganization.
The Company has NOL carryforwards of $441.5 million in the U.S. that expire in varying amounts in the years 2009 to 2025. In Canada, NOL carryforwards of $43.8 million expire in varying amounts in the years 2007 to 2015. A capital loss of $1.4 billion in the U.S. expires in 2010. In Canada, the Company has capital losses of $20.4 million with no expiry.
In the U.S., the Company has approximately $460.5 million of interest deduction carryforwards, under IRC Section 163(j), with no expiry. In addition, the Company has tax credits of $2.8 million, which expire between 2023 and 2025.
During the year ended August 31, 2005, the Company received a one-time non-taxable cash distribution of $58.5 million from one of its Canadian subsidiaries. The Company has not provided U.S. income or withholding taxes on approximately $31.5 million of undistributed earnings of its foreign subsidiaries as these earnings are considered indefinitely reinvested. If such earnings were not indefinitely invested, deferred U.S. income taxes of $11.3 million and no withholding taxes would have been provided.

Note 15 – Income (loss) per share
The earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods. Information required to calculate the basic and diluted earnings per share is as follows:

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
($ in millions except per share amounts)	2005	2004	2003	2003

Income (loss) available to common shareholders
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(5.6)	$46.5	$(0.4)	$1,009.8
Cumulative effect of a change in accounting principle	—	—	—	(636.4)

Income (loss) from continuing operations	(5.6)	46.5	(0.4)	373.4
Income (loss) from discontinued operations	218.0	15.2	(9.5)	(1,586.2)

Net income (loss)	$212.4	$61.7	$(9.9)	$(1,212.8)

Weighted average number of common shares outstanding
Basic	100.1	100.0	100.0	325.9
Shares held in pension plan trust *	—	3.8	3.8	—
Stock based compensation *	—	—	—	—

Diluted	100.1	103.8	103.8	325.9

Earnings (loss) per common share
Basic
Income (loss) before cumulative effect of a change in accounting principle	$(0.06)	$0.47	$(0.01)	$3.10
Cumulative effect of a change in accounting principle	—	—	—	(1.95)

Continuing operations	(0.06)	0.47	(0.01)	1.15
Discontinued operations	2.18	0.15	(0.09)	(4.87)

Net income (loss)	$2.12	$0.62	$(0.10)	$(3.72)

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$(0.06)	$0.45	$(0.01)	$3.10
Cumulative effect of a change in accounting principle	—	—	—	(1.95)

Continuing operations	(0.06)	0.45	(0.01)	1.15
Discontinued operations	2.18	0.14	(0.09)	(4.87)

Net income (loss)	$2.12	$0.59	$(0.10)	$(3.72)

*	Potential common shares are considered non-dilutive for the year ended August 31, 2005 due to the loss from continuing operations.

Note 16 – Statement of cash flows
Net cash payments for interest were $76.5 million, $72.1 million, $3.2, million and $22.4 million for the years ended August 31, 2005 and 2004, the three month period ended August 31, 2003 and the nine month period ended May 31, 2003, respectively. Net cash payments (refunds) for income taxes were $1.5 million, $(9.7) million, $(8.4), million and $(5.0) million for the years ended August 31, 2005 and 2004, the three month period ended August 31, 2003 and the nine month period ended May 31, 2003, respectively.
Note 17 – Legal proceedings
Contingent Liabilities Relating to Sale of AMR
On February 10, 2005 the Company completed the sale of AMR to an affiliate of Onex Corporation (“Onex”) in accordance with the Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations relating to AMR, including potentially those set forth below.
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
As discussed in note 3 – “Discontinued operations”, AMR management advised the Company that subsequent to the sale date they determined that their accounts receivable reserves have been understated for at least the last five years, including the date of sale. As a result of this matter, it is possible that Onex could assert a claim against the Company under the Stock Purchase Agreement, although no such claim has currently been asserted.
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

Note 18 – Commitments and contingencies
Lease commitments
The Company leases certain vehicles and facilities pursuant to operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rental expense incurred under operating leases was $111.3 for the year ended August 31, 2005, $114.7 for the year ended August 31, 2004, $27.5 million for the three months ended August 31, 2003 and $82.6 million for the Predecessor Company’s nine months ended May 31, 2003.
The leases on most of the vehicles contain certain purchase provisions or residual value guarantees and have lease terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $116.9 million of which the Company has guaranteed $74.4 million. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. At August 31, 2005, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $2.8 million and has established appropriate reserves for this estimated liability.
At August 31, 2005, future minimum operating lease payments for premises and equipment, excluding the effect of any residual value guarantees, are as follows ($ in millions):

Year ending August 31,
2006	$80.9
2007	58.9
2008	42.4
2009	26.1
2010	18.3
Thereafter	45.9

Total rentals payable	$272.5

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
Fuel purchase commitments
During the year ended August 31, 2005, fuel costs represented 6.6% of revenue. Due to the significance of fuel expenses, particularly diesel fuel, to the operations of the Company and the historical volatility of fuel prices, the Company has a program to help minimize the fluctuations in the price of its diesel fuel purchases. The intent of the program is to mitigate the short-term impact of fuel price changes on the Company’s operating margins and overall profitability by entering into forward supply contracts (“FSCs”) with certain vendors. At August 31, 2005, the Company had FSCs to buy 8.8 million gallons of fuel at an average price of $1.90. The FSCs generally stipulate set bulk delivery volumes at prearranged prices for a set period. The volume of fuel covered under the FSCs is below the forecasted total bulk fuel needs for any given location. Therefore, the risk of being forced to purchase fuel through the FSCs that is not required by the Company is minimal. Also, to the extent that the Company enters FSCs for portions of its total fuel needs, it may not realize the benefit of decreases in fuel prices. Conversely, to the extent that the Company does not enter into FSCs for portions of its total fuel needs, it may be adversely affected by increases in fuel prices.
Director and Officer Claim Treatment Letter
Pursuant to the terms of the Directors and Officer Treatment letter dated June 27, 2001, the Company established a defense trust to cover claims against the Predecessor Company’s Directors and Officers that are not covered by insurance. Under the agreement, the Company may be obligated to make additional contributions. As of August 31, 2005, the trust balance was $10.8 million and the Company’s maximum exposure to funding the trust in the future is $6.0 million. Amounts paid from the trust are recognized as an expense when the costs are incurred. The unexpended balance in the Trust, if any, will revert to the Company on June 23, 2013.
Note 19 – Segment information
The Company has three reportable segments: education services, Greyhound and public transit services. The education services segment provides school bus transportation throughout Canada and the United States. The Greyhound segment provides intercity and tourism bus transportation throughout North America. Public transit services provide municipal and paratransit bus transportation within the United States.
The Company evaluates performance and allocates resources based on income from operations before depreciation and amortization (“EBITDA”). The Company’s reportable segments are business units that offer different services and are each managed separately.

Business Segments

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
($ in millions)	2005	2004	2003	2003

Education services

Revenue	$1,518.2	$1,495.8	$184.9	$1,314.8
EBITDA	296.0	279.3	(22.7)	299.2
Total identifiable assets	1,088.3	1,222.7	1,314.6	1,439.9 *
Capital expenditures	137.4	134.9	60.4	118.0

Greyhound

Revenue	$1,201.6	$1,230.5	$356.7	$847.5
EBITDA	101.9	86.2	61.0	5.7
Total identifiable assets	857.0	898.0	880.2	853.9 *
Capital expenditures	41.9	35.5	9.6	81.1

Public transit

Revenue	$306.7	$300.5	$71.0	$212.1
EBITDA	16.1	8.0	9.1	7.2
Total identifiable assets	102.1	104.5	97.8	99.5 *
Capital expenditures	7.3	13.2	6.0	3.8

*	Total identifiable assets of the Company on June 1, 2003
Geographic

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
($ in millions)	2005	2004	2003	2003

United States

Revenue	$2,576.0	$2,614.4	$527.4	$2,104.5
EBITDA	360.0	313.3	39.6	259.9
Total long-lived assets	1,533.2	1,586.8	1,708.9	1,659.5

Canada

Revenue	$450.5	$412.4	$85.2	$269.9
EBITDA	54.1	60.2	7.8	52.2
Total long-lived assets	368.0	379.0	345.1	342.2

*	Total long-lived assets of the Company on June 1, 2003

Consolidated

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
($ in millions)	2005	2004	2003	2003

Revenue	$3,026.5	$3,026.8	$612.6	$2,374.4

EBITDA	414.0	373.5	47.4	312.1
Depreciation and amortization	(249.1)	(230.7)	(39.5)	(195.5)

Operating income	164.9	142.8	7.9	116.6
Interest expense, net	(70.8)	(78.6)	(19.6)	(18.1)
Debt restructuring costs	(112.2)	—	—	—
Gain on discharge of debt	—	—	—	1,482.8
Fresh start accounting adjustments	—	—	—	(547.4)
Other income (expense), net	10.5	2.1	0.2	(20.6)
Income tax benefit (expense)	2.0	(19.8)	11.1	(3.5)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(5.6)	$46.5	$(0.4)	$1,009.8

Assets
Total identifiable assets of segments	$2,047.4	$2,225.2	$2,292.6	$2,393.3
Corporate assets	861.3	805.1	739.0	671.0
Discontinued operations	—	918.1	945.5	889.8

Total assets	$2,908.7	$3,948.4	$3,977.1	$3,954.1 *

Capital expenditures	$186.6	$183.6	$76.0	$202.9

*	Total identifiable assets of the segments, corporate and discontinued operations on June 1, 2003

Note 20 — Quarterly financial information (unaudited)
Selected unaudited quarterly financial data for the years ended August 31, 2005 and 2004 are as follows ($ in millions except per share amounts):

	2005
	4th Qtr. *	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenue	$613.0	$836.1	$763.7	$813.7
Operating income (loss)	(7.1)	62.0	50.9	59.1
Income (loss) from continuing operations	(81.5)	30.4	20.7	24.8
Income (loss) from discontinued operations	(2.1)	(1.0)	215.5	5.6

Net income (loss)	$(83.6)	$29.4	$236.2	$30.4

Basic earnings (loss) per share
Continuing operations **	$(0.81)	$0.30	$0.21	$0.25
Discontinued operations **	(0.02)	(0.01)	2.15	0.05

Net income	$(0.83)	$0.29	$2.36	$0.30

Diluted earnings (loss) per share
Continuing operations **	$(0.81)	$0.30	$0.20	$0.24
Discontinued operations **	(0.02)	(0.01)	2.08	0.05

Net income **	$(0.83)	$0.29	$2.28	$0.29

*	Loss from continuing operations includes a $72.2 million ($0.72 per share) charge for debt restructuring costs and a $2.1 million ($0.02 per share) charge for a correction of the accounting for post-retirement benefits.

**	The sum of the quarterly earnings per share amounts do not equal the total annual earnings per share due to the uneven timing of earnings through out the year compared to the weighted average shares outstanding.

	2004
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenue	$612.2	$838.1	$761.6	$814.9
Operating income	(2.7)	73.8	19.5	52.2
Income (loss) from continuing operations	(10.3)	32.0	3.8	21.0
Income from discontinued operations	7.6	2.6	3.4	1.6

Net income (loss)	$(2.7)	$34.6	$7.2	$22.6

Basic earnings (loss) per share
Continuing operations	$(0.10)	$0.32	$0.04	$0.21
Discontinued operations	0.07	0.03	0.03	0.02

Net income	$(0.03)	$0.35	$0.07	$0.23

Diluted earnings (loss) per share
Continuing operations	$(0.10)	$0.31	$0.04	$0.20
Discontinued operations	0.07	0.02	0.03	0.02

Net income	$(0.03)	$0.33	$0.07	$0.22

Note 21 — Valuation and qualifying accounts
Allowance for doubtful accounts and deferred income tax valuation reserves were as follows
($ in millions):

				Predecessor
				Company
			Three	Nine
			Months	Months
	Year Ended		Ended	Ended
	August 31,	August 31,	August 31,	May 31,
	2005	2004	2003	2003

Allowance for doubtful accounts
Balance at beginning of Period	$4.9	$5.7	$5.4	$4.6
Charged to costs and expenses	2.7	1.2	0.7	2.3
Amounts written off net of recoveries	(1.4)	(1.7)	(0.4)	(1.8)
Other	—	(0.3)	—	0.3

Balance at end of period	$6.2	$4.9	$5.7	$5.4

Deferred income tax asset valuation reserve
Balance at beginning of Period	$179.4	$178.6	$178.6	$583.6
Charged to costs and expenses	0.3	—	—	(32.5)
Reserve established for capital losses	487.1	—	—	—
Reduction applied to intangibles	(113.3)	(34.9)	—	—
Amounts written off net of recoveries	(66.8)	(0.5)	—	(410.0)
Increase in attributes subject to reserve	—	35.9	—	—
Exchange rate differences	0.7	0.3	—	37.5

Balance at end of period	$487.4	$179.4	$178.6	$178.6