Form 10-Q
period 2005-11-30
LAIDLAW INTERNATIONAL INC
filed 2006-01-06
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
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
     YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     YES ☑ NO ☐
     As of December 31, 2005, there were 100,411,348 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2005	2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$146.9	$217.3
Accounts receivable	363.5	202.6
Insurance collateral	74.9	81.9
Parts and supplies	33.3	32.5
Deferred income tax assets	45.0	42.4
Other current assets	28.2	29.2

Total current assets	691.8	605.9

Property and equipment
Land	167.3	166.9
Buildings	179.0	176.1
Vehicles	1,528.9	1,447.2
Other	118.3	116.4

	1,993.5	1,906.6
Less: Accumulated depreciation	(535.6)	(471.5)

	1,457.9	1,435.1

Other assets
Insurance collateral	396.9	392.2
Other long-term investments	39.2	40.3
Contracts and customer relationships	71.8	73.4
Deferred income tax assets	316.4	350.3
Deferred charges and other assets	10.7	11.5

	835.0	867.7

Total assets	$2,984.7	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2005	2005
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$102.1	$86.4
Accrued liabilities	215.7	192.6
Current portion of insurance reserves	146.8	141.6
Current portion of long-term debt	34.7	27.8

Total current liabilities	499.3	448.4

Long-term debt	278.5	286.6
Insurance reserves	351.3	344.4
Pension liability	127.4	128.4
Other long-term liabilities	80.4	100.7

Total liabilities	1,336.9	1,308.5

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 100.4 million (August 31, 2005 – 100.2 million)	1.0	1.0
Additional paid in capital	1,316.5	1,315.9
Accumulated other comprehensive income	37.9	34.1
Retained earnings	292.4	249.2

Total shareholders’ equity	1,647.8	1,600.2

Total liabilities and shareholders’ equity	$2,984.7	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended November 30,
	2005	2004
Revenue	$846.8	$813.7

Compensation expense	406.7	403.6
Vehicle related costs	63.1	63.3
Fuel	65.3	50.9
Insurance and accident claim costs	47.1	56.1
Occupancy costs	38.7	37.2
Depreciation and amortization	58.6	68.2
Other operating expenses	70.6	75.3

Operating income	96.7	59.1

Interest expense	(5.5)	(19.3)
Other income, net	1.8	1.4

Income from continuing operations before income taxes	93.0	41.2

Income tax expense	(35.0)	(16.4)

Income from continuing operations	58.0	24.8

Income from discontinued operations	0.3	5.6

Net income	$58.3	$30.4

Basic earnings per share
Continuing operations	$0.58	$0.25
Discontinued operations	—	0.05

Net income	$0.58	$0.30

Diluted earnings per share
Continuing operations	$0.58	$0.24
Discontinued operations	—	0.05

Net income	$0.58	$0.29

Dividends per share	$0.15	$—

Average shares outstanding	100.2	100.0
Effect of dilutive securities	0.4	4.1

Average shares outstanding assuming dilution	100.6	104.1

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended November 30,
	2005	2004
Operating activities
Net income	$58.3	$30.4
Less: income from discontinued operations	(0.3)	(5.6)
Non-cash adjustments to net income
Depreciation and amortization	58.6	68.2
Deferred income taxes	34.2	15.7
Other non-cash items	3.2	7.6
Net change in certain operating assets and liabilities
Accounts receivable	(162.1)	(142.7)
Insurance collateral	(4.8)	(9.3)
Accounts payable and accrued liabilities	1.7	(9.5)
Insurance reserves	12.1	2.4
Other assets and liabilities	(16.8)	0.5

Net cash used by operating activities	$(15.9)	$(42.3)

Investing activities
Net capital expenditures	$(54.5)	$(20.0)
Net decrease in performance bond collateral	0.6	4.3
Net decrease in other investments	0.1	0.2

Net cash used by investing activities	$(53.8)	$(15.5)

Financing activities
Net (decrease) increase in long-term debt	$(1.2)	$14.7

Net cash (used) provided by financing activities	$(1.2)	$14.7

Net cash provided (used) by discontinued operations	$0.5	$(12.1)

Net decrease in cash and cash equivalents	$(70.4)	$(55.2)

Cash and cash equivalents – beginning of period	217.3	154.2

Cash and cash equivalents – end of period	$146.9	$99.0

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2005
Note 1 – Corporate overview and basis of presentation
Corporate overview
Laidlaw International, Inc. (the “Company”) operates in three reportable business segments: education services, Greyhound and public transit. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. The public transit segment provides fixed-route municipal bus service and paratransit bus transportation for riders with disabilities.
Basis of presentation
The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2006. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
Prior period amounts have been reclassified to conform to the current period presentation.
Note 2 – Comprehensive income
The following table summarizes total comprehensive income ($ in millions):

	Three Months Ended November 30,
	2005	2004
Net income	$58.3	$30.4
Net unrealized loss on securities	(4.8)	(0.7)
Net gain on interest rate swaps	1.4	0.7
Foreign currency translation adjustments	7.2	39.9

Total comprehensive income	$62.1	$70.3

Note 3 – Discontinued operations
During the second quarter of fiscal 2005 the Company sold American Medical Response, Inc. (“AMR”) and Emcare Holdings, Inc., its healthcare transportation services and emergency management services segments, to an affiliate of Onex Corporation.
The following table details the components of income from discontinued operations ($ in millions):

	Three Months Ended November 30,
	2005	2004
Revenue	$—	$413.6

Pre-tax income from operations	0.4	9.9
Provision for income taxes	(0.1)	(4.3)

Income from discontinued operations	$0.3	$5.6

For the three months ended November 30, 2004, the Company allocated interest expense under the previous term loan and revolver to discontinued operations since the Company was required by the creditors to pay off the debt upon sale of the healthcare businesses.
Note 4 – Stock awards and options
Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the date of issue and recorded an expense related to these plans of approximately $1.7 million and $0.9 million during the three months ended November 30, 2005 and 2004, respectively. A summary of stock based awards and options issued during the current fiscal year is as follows:
Stock options – During the three months ended November 30, 2005, the Company issued 337,625 non-qualified stock options to employees and non-employee directors with an average strike price of $22.89 per share. The grant price was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.
Restricted Shares – During the three months ended November 30, 2005, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a three-year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.
Deferred Shares – During the three months ended November 30, 2005, the Company granted 200,000 deferred shares to key employees. The deferred shares vest ratably over a four-year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with respect to the deferred shares.

Note 5 – Pension plans
The components of net pension benefit cost for the Company’s pension plans were as follows:

	Three Months Ended November 30,
($ in millions)	2005	2004
Components of net pension benefit cost
Service cost	$2.2	$2.1
Interest cost	12.2	14.3
Expected return on plan assets	(12.6)	(14.4)

Net pension benefit cost	$1.8	$2.0

Note 6 – Material contingencies
Legal proceedings
Contingent Liabilities Relating to Sale of AMR
The Company sold AMR to an affiliate of Onex Corporation (“Onex”) in accordance with a Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company may be subject to indemnification obligations related to certain investigations and matters relating to AMR, including potentially those set forth below.
On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services (“HHS”). The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required AMR to produce a broad range of documents, including those relating to Regional Emergency Services contracts in Georgia and Colorado. The government investigations in Georgia and Colorado may be continuing.
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
Subsequent to the sale, AMR management advised the Company that they had determined that their accounts receivable reserves had been understated between $39 million and $50 million during the last five years, including the date of sale. As a result of this matter, it is possible that Onex could assert a claim against the Company under the Stock Purchase Agreement, although no such claim has currently been asserted.

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
Note 7 – Business interruption settlement
During the first quarter of fiscal 2006, Greyhound received a $5.0 million business interruption insurance settlement relating to losses incurred during the September 11, 2001 terrorist attacks. The recovery was applied against other operating expenses on the Company’s “Consolidated Statements of Operations”.

Note 8 – Segment information
The Company has three reportable segments: education services, Greyhound and public transit. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three months ended November 30, 2005 and 2004 were as follows:

	Three Months Ended November 30,
($ in millions)	2005	2004
Education services
Revenue	$463.7	$451.9
EBITDA	115.4	112.2

Greyhound
Revenue	$304.6	$284.8
EBITDA	34.9	11.8

Public transit
Revenue	$78.5	$77.0
EBITDA	5.0	3.3

Consolidated Total

Revenue	$846.8	$813.7

EBITDA	155.3	127.3
Depreciation and amortization expense	(58.6)	(68.2)

Operating income	96.7	59.1
Interest expense	(5.5)	(19.3)
Other income, net	1.8	1.4
Income tax expense	(35.0)	(16.4)
Income from discontinued operations	0.3	5.6

Net income	$58.3	$30.4

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2005 with the exception of the education services segment where total identifiable assets at November 30, 2005 were $1,261.8 million compared to $1,088.3 million at August 31, 2005. The increase was primarily due to seasonal accounts receivable changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Corporate overview
The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three month periods ended November 30, 2005 and 2004 and the Company’s consolidated financial position at November 30, 2005. Our continuing operations consist of three reportable segments: education services, Greyhound and public transit services. See Note 8 – “Segment information” of the Notes to Consolidated Financial Statements in this Report. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2005. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.
Non-GAAP Measure
EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 8 – “Segment information” of the Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.
The following is a reconciliation of our EBITDA to income from continuing operations ($ in millions):

	Three Months ended November 30,
	2005	2004
EBITDA	$155.3	$127.3

Depreciation and amortization	(58.6)	(68.2)
Interest expense	(5.5)	(19.3)
Other income, net	1.8	1.4
Income tax expense	(35.0)	(16.4)

Income from continuing operations	$58.0	$24.8

Results of Operations
Three months ended November 30, 2005, and 2004

	Percentage of Revenue
	Three Months ended November 30,
	2005	2004
Revenue	100.0%	100.0%

Compensation expense	48.0	49.5
Vehicle related costs	7.5	7.8
Fuel	7.7	6.3
Insurance and accident claim costs	5.6	6.9
Occupancy costs	4.6	4.6
Depreciation and amortization	6.9	8.3
Other operating expenses	8.3	9.3

Operating income	11.4	7.3

Interest expense	(0.6)	(2.4)
Other income, net	0.2	0.2

Income before income taxes	11.0	5.1
Income tax expense	(4.2)	(2.1)

Income from continuing operations	6.8	3.0
Income from discontinued operations	0.1	0.7

Net income	6.9%	3.7%

Revenue and EBITDA by business segment are as follows ($ in millions):

	Three Months ended November 30,
	2005	2004
Revenue
Education services	$463.7	$451.9
Greyhound	304.6	284.8
Public transit	78.5	77.0

Total	$846.8	$813.7

EBITDA
Education services	$115.4	$112.2
Greyhound	34.9	11.8
Public transit	5.0	3.3

Total	$155.3	$127.3

Education services
Revenue in the education services segment increased by $11.8 million for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 as price and volume increases and a favorable Canadian dollar exchange rate more than offset lost business. The increase in the value of the Canadian currency increased revenues $3.8 million in the quarter.
In the three months ended November 30, 2005, EBITDA improved $3.2 million over the three months ended November 30, 2004. The increase in EBITDA was principally due to the increase in revenues as lower insurance and accident claim costs were offset by increases in fuel prices. EBITDA as a percentage of revenue increased slightly to 24.9% from 24.8% in the prior year.
Greyhound
Revenue in the Greyhound segment during the three months ended November 30, 2005 increased $19.8 million from the three months ended November 30, 2004, principally due to higher ticket prices and a favorable Canadian dollar exchange rate as an increase in intercity bus travel in regions of the U.S. with high instances of dislocated individuals as a result of hurricanes largely offset reductions due to network changes. The higher traffic volume, due to the hurricanes, is not expected to continue throughout the remainder of the year. Management believes that higher retail fuel prices, particularly early in the quarter, contributed to the ability to obtain ticket price increases. The increase in the value of the Canadian currency increased revenues $3.9 million in the quarter.
EBITDA in the three months ended November 30, 2005, increased by $23.1 million compared to the three months ended November 30, 2004. Increased ticket prices, coupled with improvements in passenger load due to the on-going transformation of our networks resulted in significant increases in revenue per bus mile. Elimination of unproductive bus miles led to a reduction in variable costs as a percent of revenue, which more than offset an increase in fuel prices. The current period results include a one-time gain of $5 million due to a business interruption settlement received as compensation for losses incurred during the September 11, 2001 terrorist attacks. Excluding the business interruption settlement, EBITDA as a percentage of revenue increased to 9.8% from 4.1% in the prior year.
Public transit
Revenue increased by $1.5 million for the three months ended November 30, 2005 compared to the same period in 2004 principally due to increased billings from fuel price escalation clauses contained within customer contracts.
EBITDA for the three months ended November 30, 2005, increased by $1.7 million compared to the three months ended November 30, 2004 as lower insurance costs more than offset higher fuel prices. EBITDA as a percentage of revenue increased to 6.4% from 4.3% in the prior year.

Depreciation and amortization expense
Depreciation and amortization by business segment was as follows ($ in millions):

	Three Months ended November 30,
	2005	2004
Education services	$37.9	$50.4
Greyhound	18.2	15.2
Public transit	2.5	2.6

Consolidated	$58.6	$68.2

Education services depreciation and amortization for the three months ended November 30, 2005 decreased by $12.5 million compared to the three months ended November 30, 2004, of which approximately $9 million was due to an increase in the estimated useful lives of certain school bus models. The remaining decline was primarily due to an increase in the number of fully depreciated school buses and lower contract intangible amortization. The increase of $3.0 million in the Greyhound segment was primarily due to a decrease in the estimated useful life and salvage value of certain older buses.
Interest expense
In the three months ended November 30, 2005 interest expense decreased $13.8 million to $5.5 million. The decrease is due to the reduced amount of debt outstanding and better interest rates obtained through changes made to our debt structure in the second half of fiscal 2005.
Other income, net
Other income, net was $1.8 million and $1.4 million for the three months ended November 30, 2005 and 2004, respectively, and primarily consisted of income on investments.
Income tax expense
Income tax expense for continuing operations for the three months ended November 30, 2005 was $35.0 million compared to $16.4 million in the three months ended November 30, 2004. Tax expense during the first quarter of 2006 includes a $1.2 million benefit from the reversal of a portion of the valuation allowance related to capital loss carryforwards that were absorbed by capital gains recognized during the period. Excluding this benefit, the effective tax rate was 39% and 40% for the three months ended November 30, 2005 and 2004, respectively.
Discontinued operations
The $0.3 million of net income from discontinued operations for the three months ended November 30, 2005 represents the favorable settlement of a claim related to a previously discontinued business. The $5.6 million of net income for the three months ended November 30, 2004 represents operating income from the healthcare businesses that were subsequently discontinued.

Liquidity and capital resources
For the three months ended November 30, 2005, cash used by operating activities was $15.9 million compared to $42.3 million for the three months ended November 30, 2004. The usage of cash for both periods is driven by the seasonal build up of receivables in the education services segment at the start of the school year. The decrease in cash used during the current period is due to increased EBITDA and lower interest costs.
Net expenditures for the purchase of capital assets was $54.5 million for the three months ended November 30, 2005 compared to $20.0 million for the three months ended November 30, 2004, reflecting increased investment in the fleet of the education services segment following two years of spending restraint.
Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of our outstanding stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
As of November 30, 2005 there were no cash borrowings under the $300 million Revolver and issued letters of credit were $116.9 million, leaving $183.1 million of availability. We believe that existing cash and cash flow from operations, together with borrowings under our Revolver as necessary, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.
Commitments and Contingencies
Reference is made to Note 18 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2005 for a description of the Company’s material commitments. Reference is made to Note 6 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

Forward-looking statements
Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the status of future operating results and market opportunities and other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of terminology such as: believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, continue, project, positioned, strategy and similar expressions. Such statements involve certain risks, uncertainties and assumptions that include, but are not limited to,
-	Economic and other market factors, including competitive pressures and changes in pricing policies;

-	The ability to implement initiatives designed to increase operating efficiencies or improve results;

-	Costs and risks associated with litigation;

-	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

-	The potential for rising labor costs and actions taken by organized labor unions;

-	Continued increases in prices of fuel and potential shortages;

-	Control of costs related to accident and other risk management claims;

-	Terrorism and other acts of violence;

-	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

-	The ability to repurchase the Company’s common stock;

-	Potential changes in the mix of businesses we operate; and

-	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
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

LAIDLAW INTERNATIONAL, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At November 30, 2005 the Company had outstanding commitments to purchase 16.0 million gallons of fuel through August 31, 2006 at an average price of $1.86.
With the exception of the change in the amount of advance purchase commitments for fuel, there have been no material changes in market risk from the disclosures provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as set forth in the Company’s Form 10-K for the year ended August 31, 2005.
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

LAIDLAW INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Reference is made to Part I, Item 3 “Legal Proceedings” of the Company’s Form 10-K for the year ended August 31, 2005 for a description of certain legal proceedings presently pending. There are no material new matters to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.
Item 1A. Risk factors
There have been no material changes in the risk factors provided in Item 7 of the Company’s Form 10-K for the year ended August 31, 2005.
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

LAIDLAW INTERNATIONAL, INC.

By: /s/ Douglas A. Carty

Date: January 6, 2006	Douglas A. Carty
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer