Form 10-Q
period 2006-02-28
LAIDLAW INTERNATIONAL INC
filed 2006-04-07
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
Commission file number 000-13109
LAIDLAW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0390488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
55 Shuman Boulevard, Suite 400
Naperville, Illinois, 60563
(Address of principal executive offices)
Registrant’s telephone number, including area code (630) 848-3000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
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
YES ☑ NO ☐
     As of March 31, 2006, there were 97,900,041 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 28,	August 31,
	2006	2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$155.2	$217.3
Accounts receivable	320.9	202.6
Insurance collateral	85.0	81.9
Parts and supplies	34.0	32.5
Deferred income tax assets	47.2	42.4
Other current assets	27.5	29.2

Total current assets	669.8	605.9

Property and equipment
Land	169.2	166.9
Buildings	184.8	176.1
Vehicles	1,582.2	1,447.2
Other	122.4	116.4

	2,058.6	1,906.6
Less: Accumulated depreciation	(577.8)	(471.5)

	1,480.8	1,435.1

Other assets
Insurance collateral	373.4	392.2
Other long-term investments	40.6	40.3
Contracts and customer relationships	70.3	73.4
Deferred income tax assets	290.8	350.3
Deferred charges and other assets	10.0	11.5

	785.1	867.7

Total assets	$2,935.7	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 28,	August 31,
	2006	2005
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$87.5	$86.4
Accrued employee compensation	110.0	105.7
Other accrued liabilities	101.5	86.9
Current portion of insurance reserves	143.8	141.6
Current portion of long-term debt	34.2	27.8

Total current liabilities	477.0	448.4

Long-term debt	270.8	286.6
Insurance reserves	348.9	344.4
Pension liability	127.1	128.4
Other long-term liabilities	77.1	100.7

Total liabilities	1,300.9	1,308.5

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 98.8 million (August 31, 2005 — 100.2 million)	1.0	1.0
Additional paid in capital	1,272.6	1,315.9
Accumulated other comprehensive income	49.7	34.1
Retained earnings	311.5	249.2

Total shareholders’ equity	1,634.8	1,600.2

Total liabilities and shareholders’ equity	$2,935.7	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenue	$789.0	$763.7	$1,635.8	$1,577.4

Compensation expense	396.0	390.1	802.7	793.7
Vehicle related costs	61.8	63.8	124.9	127.1
Fuel	60.3	48.0	125.6	98.9
Insurance and accident claim costs	34.5	34.1	81.6	90.2
Occupancy costs	41.9	39.9	80.6	77.1
Depreciation and amortization	57.1	65.0	115.7	133.2
Other operating expenses	72.1	71.9	142.7	147.2

Operating income	65.3	50.9	162.0	110.0

Interest expense	(5.4)	(19.8)	(10.9)	(39.1)
Other income, net	2.0	3.6	3.8	5.0

Income from continuing operations before income taxes	61.9	34.7	154.9	75.9

Income tax expense	(24.1)	(14.0)	(59.1)	(30.4)

Income from continuing operations	37.8	20.7	95.8	45.5

Income (loss) from discontinued operations	(3.8)	215.5	(3.5)	221.1

Net income	$34.0	$236.2	$92.3	$266.6

Basic earnings (loss) per share
Continuing operations	$0.38	$0.21	$0.96	$0.45
Discontinued operations	(0.04)	2.15	(0.04)	2.21

Net income	$0.34	$2.36	$0.92	$2.66

Diluted earnings (loss) per share
Continuing operations	$0.38	$0.20	$0.96	$0.44
Discontinued operations	(0.04)	2.08	(0.04)	2.13

Net income	$0.34	$2.28	$0.92	$2.57

Dividends per share	$0.15	$—	$0.30	$—

Average shares outstanding	99.8	100.2	100.0	100.1
Effect of dilutive securities	0.4	3.6	0.4	3.8

Average diluted shares outstanding	100.2	103.8	100.4	103.9

The accompanying notes are an integral of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended February 28,
	2006	2005
Operating activities
Net income	$92.3	$266.6
Loss (income) from discontinued operations	3.5	(221.1)
Non-cash adjustments to net income Depreciation and amortization	115.7	133.2
Deferred income taxes	57.6	28.8
Other non-cash items	5.9	10.1
Net change in certain operating assets and liabilities
Accounts receivable	(117.8)	(130.0)
Insurance collateral	10.6	(23.7)
Accounts payable and accrued liabilities	8.4	(6.0)
Insurance reserves	6.7	(11.7)
Other assets and liabilities	(23.4)	8.0

Net cash provided by operating activities	$159.5	$54.2

Investing activities
Purchase of property and equipment	$(156.1)	$(59.7)
Proceeds from sale of property and equipment	15.3	7.1
Net decrease in performance bond collateral	0.5	9.9
Net (increase) decrease in other investments	(0.7)	4.8
Expended on acquisitions	—	(1.6)
Net proceeds from sale of businesses	—	789.1

Net cash (used) provided by investing activities	$(141.0)	$749.6

Financing activities
Repurchase of common stock	$(41.7)	$(84.5)
Dividend payment	(30.0)	—
Net decrease in other long-term debt	(9.4)	(1.8)
Pay down Term B debt	—	(593.8)
Decrease in credit facility cash collateral	—	40.0

Net cash used by financing activities	$(81.1)	$(640.1)

Discontinued operations (revised — see note 8)
Operating cash flows	$0.5	$(4.1)
Investing cash flows	—	(15.0)
Financing cash flows	—	(2.4)

Net cash provided (used) by discontinued operations	$0.5	$(21.5)

Net (decrease) increase in cash and cash equivalents	$(62.1)	$142.2

Cash and cash equivalents — beginning of period	217.3	154.2

Cash and cash equivalents — end of period	$155.2	$296.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2006
(Unaudited)
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
Basis of presentation
The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2006. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
Certain prior period amounts have been reclassified to conform to the current period presentation.
New Accounting Standards
Financial Accounting Standards Board Interpretation Number 47, “Accounting for Asset Retirement Obligations” (FIN 47) clarifies that conditional obligations meet the definition of an asset retirement obligation discussed in Statement of Financial Accounting Standards Number 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. FIN 47 will be adopted by the Company no later than the fourth quarter of fiscal 2006. The Company is currently assessing the impact FIN 47 may have on its consolidated financial statements.

Note 2 — Comprehensive income
The following table summarizes total comprehensive income ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income	$34.0	$236.2	$92.3	$266.6
Net unrealized gain (loss) on securities	1.6	(0.4)	(3.2)	(1.1)
Net gain (loss) on interest rate swaps	0.5	(0.4)	1.9	0.3
Foreign currency translation adjustments	9.7	(13.4)	16.9	26.5

Total comprehensive income	$45.8	$222.0	$107.9	$292.3

Note 3 — Discontinued operations
During the second quarter of fiscal 2005 the Company sold American Medical Response, Inc. (“AMR”) and Emcare Holdings, Inc. (“Emcare”), its healthcare transportation services and emergency management services segments, to an affiliate of Onex Corporation.
The following table details the components of income from discontinued operations ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenue	$—	$282.6	$—	$696.2

Pre-tax income from operations	—	8.6	0.4	18.5
Provision for income taxes	—	(3.5)	(0.1)	(7.8)

Income from operations	—	5.1	0.3	10.7

Pre-tax gain (loss) on sale of businesses	(3.8)	201.0	(3.8)	201.0
Income tax benefit	—	9.4	—	9.4

Gain (loss) on sale after taxes	(3.8)	210.4	(3.8)	210.4

Income (loss) from discontinued operations	$(3.8)	$215.5	$(3.5)	$221.1

For three and six months ended February 28, 2006 the loss on sale of businesses represents changes to reserves related to contingent obligations of AMR that are partially indemnified by the Company as part of the Stock Purchase Agreement (See Note — 6 “Material contingencies”). During the six months ended February 28, 2006, income from operations includes the favorable settlement of a claim related to a discontinued business.
For the three and six months ended February 28, 2005, income from operations represents the operating results of AMR and Emcare through the date of sale. The operating results include allocated interest expense under the Company’s previous term loan and revolver since the Company was required by the creditors to pay off the debt upon sale of the healthcare businesses.

Note 4 — Stock awards and options
Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the date of issue and recorded an expense related to these plans of approximately $2.0 million and $3.7 million during the three and six months ended February 28, 2006 compared to $1.4 million and $2.3 million during the three and six months ended February 28, 2005, respectively. A summary of stock based awards and options issued during the current fiscal year is as follows:
Stock options — During the six months ended February 28, 2006, the Company issued 352,625 non-qualified stock options to employees and non-employee directors with an average strike price of $22.84 per share. The grant price was equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.
Restricted Shares — During the six months ended February 28, 2006, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a three-year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.
Deferred Shares — During the six months ended February 28, 2006, the Company granted 209,000 deferred shares to key employees. The deferred shares vest ratably over a four-year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with respect to the deferred shares.
Note 5 — Pension plans
The components of net pension benefit cost for the Company’s pension plans were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Components of net pension benefit cost
Service cost	$3.3	$2.2	$5.5	$4.3
Interest cost	14.0	14.4	26.2	28.7
Expected return on plan assets	(14.9)	(14.1)	(27.5)	(28.5)

Net pension benefit cost	$2.4	$2.5	$4.2	$4.5

Note 6 — Material contingencies
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
On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to contracts in Georgia and Colorado for the period from January 1993 through May 2002. The government investigations may be continuing and it is not currently possible to estimate the financial exposures, if any, for the Company pursuant to the terms of the Stock Purchase Agreement.
During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. The Company and AMR are currently engaged in settlement discussions with the DOJ in regards to this investigation. Under the terms of the Stock Purchase Agreement the Company and AMR agreed to share expenses related to this matter, such that the Company is responsible for 50% of the first $10 million of damages and 90% of any damages in excess of $10 million. Based upon our negotiations to date with the government, management believes the Company has adequately accrued for potential losses under the Stock Purchase Agreement. However, there can be no assurances as to the final resolution of these investigations and any resulting proceedings.
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
Income tax matters
The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owed, if any.
Note 7 — Insurance proceeds
During the first half of fiscal 2006, Greyhound received a $5.0 million business interruption insurance settlement relating to losses incurred following the September 11, 2001 terrorist attacks. The recovery was applied against other operating expenses on the Company’s “Consolidated Statements of Operations”.
Property and equipment of the Company with a net book value of approximately $3 million was damaged during Hurricane Katrina. The Company’s insurance coverage provides for severely damaged or destroyed assets to be replaced with new assets. As the net book value of the assets are generally less than replacement values, the Company anticipates recording a gain estimated to be between $7 million and $11 million on the involuntary conversion of these assets. As all contingences related to the claim have not been resolved, the timing of recognition of this gain is uncertain.

Note 8 — Cash flows from discontinued operations
The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to discontinued operations for the six months ended February 28, 2005, which were previously reported on a combined basis as a single amount. This revised presentation does not change any of the account balances on the consolidated balance sheets, consolidated statements of operations, or the net increase (decrease) in cash and cash equivalents included in our consolidated statement of cash flows for any period presented. The Company plans to reflect this revision on the August 31, 2006 Form 10-K. Had this revision been applied to the consolidated statements of cash flows included in our August 31, 2005 Form 10-K, the operating, investing and financing activity cash flows from discontinued operations would have been as follows ($ in millions):

				Predecessor
				Company
			Three	Nine
			Months	Months
			Ended	Ended
	Year ended August 31,		August 31,	May 31,
	2005	2004	2003	2003
Discontinued operations
Operating activities	$(1.8)	$56.1	$30.8	$92.7
Investing activities	(15.0)	(42.0)	(15.5)	(34.3)
Financing activities	(2.4)	(7.4)	(1.8)	(11.5)

Total cash flows provided (used) by discontinued operations	$(19.2)	$6.7	$13.5	$46.9

Note 9 — Repurchase of common stock
During the first quarter of fiscal 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding stock. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of February 28, 2006 the Company had repurchased approximately 1.7 million shares at an average cost of $27.16 per share or $45.9 million of which $41.7 million was paid in cash and $4.2 million was settled in the third quarter.

Note 10 — Segment information
The Company has three reportable segments: education services, Greyhound and public transit. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three and six months ended February 28, 2006 and 2005 were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Education services
Revenue	$420.5	$405.1	$884.2	$857.0
EBITDA	91.9	85.9	207.3	198.1

Greyhound
Revenue	$293.8	$284.7	$598.4	$569.5
EBITDA	26.3	25.1	61.2	36.9

Public transit
Revenue	$74.7	$73.9	$153.2	$150.9
EBITDA	4.2	4.9	9.2	8.2

Consolidated Total
Revenue	$789.0	$763.7	$1,635.8	$1,577.4

EBITDA	122.4	115.9	277.7	243.2
Depreciation and amortization expense	(57.1)	(65.0)	(115.7)	(133.2)

Operating income	65.3	50.9	162.0	110.0
Interest expense	(5.4)	(19.8)	(10.9)	(39.1)
Other income, net	2.0	3.6	3.8	5.0
Income tax expense	(24.1)	(14.0)	(59.1)	(30.4)
Income (loss) from discontinued operations	(3.8)	215.5	(3.5)	221.1

Net income	$34.0	$236.2	$92.3	$266.6

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2005 with the exception of the education services segment where total identifiable assets at February 28, 2006 were $1,234.5 million compared to $1,088.3 million at August 31, 2005. The increase was primarily due to seasonal accounts receivable changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Corporate overview
The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and six month periods ended February 28, 2006 and 2005 and the Company’s consolidated financial position at February 28, 2006. Our continuing operations consist of three reportable segments: education services, Greyhound and public transit services. See Note 10 — “Segment information” of the Notes to Consolidated Financial Statements in this Report. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2005. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.
Non-GAAP Measure
EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. EBITDA is not calculated the same way by all companies. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 10 — “Segment information” of the Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.
The following is a reconciliation of our EBITDA to income from continuing operations ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
EBITDA	$122.4	$115.9	$277.7	$243.2

Depreciation and amortization	(57.1)	(65.0)	(115.7)	(133.2)
Interest expense	(5.4)	(19.8)	(10.9)	(39.1)
Other income, net	2.0	3.6	3.8	5.0
Income tax expense	(24.1)	(14.0)	(59.1)	(30.4)

Income from continuing operations	$37.8	$20.7	$95.8	$45.5

Results of Operations
Percentage of revenue

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	50.3	51.0	49.1	50.3
Vehicle related costs	7.8	8.4	7.6	8.1
Fuel	7.6	6.3	7.7	6.3
Insurance and accident claim costs	4.4	4.5	5.0	5.7
Occupancy costs	5.3	5.2	4.9	4.9
Depreciation and amortization	7.2	8.5	7.1	8.4
Other operating expenses	9.1	9.4	8.7	9.3

Operating income	8.3	6.7	9.9	7.0

Interest expense	(0.8)	(2.7)	(0.6)	(2.5)
Other income, net	0.3	0.5	0.2	0.3

Income from continuing operations before income taxes	7.8	4.5	9.5	4.8
Income tax expense	(3.0)	(1.8)	(3.6)	(1.9)

Income from continuing operations	4.8	2.7	5.9	2.9
Income (loss) from discontinued operations	(0.5)	28.2	(0.3)	14.0

Net income	4.3%	30.9%	5.6%	16.9%

Revenue, EBITDA and EBITDA margins by business segment are as follows ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenue
Education services	$420.5	$405.1	$884.2	$857.0
Greyhound	293.8	284.7	598.4	569.5
Public transit services	74.7	73.9	153.2	150.9

Total	$789.0	$763.7	$1,635.8	$1,577.4

EBITDA
Education services	$91.9	$85.9	$207.3	$198.1
Greyhound	26.3	25.1	61.2	36.9
Public transit services	4.2	4.9	9.2	8.2

Total	$122.4	$115.9	$277.7	$243.2

EBITDA Margins
Education services	21.9%	21.2%	23.4%	23.1%
Greyhound	9.0	8.8	10.2	6.5
Public transit services	5.6	6.6	6.0	5.4
Total	15.5	15.2	17.0	15.4

Revenue and EBITDA by business segment
Education services
Revenue in the education services segment increased by $15.4 million and $27.2 million for the three and six months ended February 28, 2006, respectively, compared to the three and six months ended February 28, 2005 as price and volume increases along with increased billings from fuel price escalation clauses and a favorable Canadian dollar exchange rate more than offset lost business. The increase in the value of the Canadian currency increased revenues $3.1 million and $6.9 million for the three and six month periods, respectively.
In the three and six months ended February 28, 2006, EBITDA improved $6.0 million and $9.2 million, respectively, over the corresponding prior year periods. The increase in EBITDA was principally due to the increase in revenue and lower compensation costs as a percentage of revenue, with lower insurance and accident claim costs largely offsetting increases in fuel prices. EBITDA margins for the three and six month periods improved by 70 and 30 basis points, respectively, compared to the prior year periods.
Greyhound
Revenue in the Greyhound segment during the three and six months ended February 28, 2006 increased $9.1 million and $28.9 million from the three and six months ended February 28, 2005, respectively, principally due to higher ticket prices and a favorable Canadian dollar exchange rate somewhat offset by reductions due to network changes. Revenue for the six months ended February 28, 2006 also benefited from higher traffic volume in intercity bus travel in regions of the U.S. with high instances of dislocated individuals resulting from the severe hurricane season. The increase in the value of the Canadian currency increased revenues $3.9 million and $7.8 million for the three and six month periods, respectively.
EBITDA in the three and six months ended February 28, 2006 increased by $1.2 million and $24.3 million, respectively, compared to the three and six months ended February 28, 2005. Increased ticket prices, coupled with improvements in passenger load due to the on-going transformation of our networks resulted in significant increases in revenue per bus mile. Elimination of unproductive bus miles led to a reduction in variable costs that were partially offset by an increase in fuel prices. Additionally, second quarter prior year results included unusually low insurance and accident claims costs due to favorable developments on prior period claims. The results of the first half of fiscal 2006 also benefited from a one-time gain of $5 million due to a business interruption settlement received as compensation for losses incurred following the September 11, 2001 terrorist attacks. Compared to the prior year periods, EBITDA margin increased by 20 basis points during the second quarter of 2006 and, excluding the business interruption settlement noted above, EBITDA margins increased 290 basis points during the first six months of Fiscal 2006.
Public transit
Revenue increased by $0.8 million and $2.3 million, respectively, for the three and six months ended February 28, 2006 compared to the same periods in fiscal 2005 principally due to increased billings from fuel price escalation clauses. During the second quarter of fiscal 2006 the Company lost a major operating contract that beginning July 1, 2006, will reduce future annual revenue by approximately $31 million. Additionally, the Company has won several new contracts during the year with annualized revenue of approximately $11 million.
EBITDA for the three months ended February 28, 2006 decreased by $0.7 million while EBITDA for the six months ended February 28, 2006 increased $1.0 million compared to the three and six months ended February 28, 2005. Higher fuel prices and compensation costs due to driver shortages contributed to the decrease in the second quarter. The higher fuel and compensation costs were more than offset by improved insurance and other costs for the six-month period.

EBITDA margin for the three month period ended February 28, 2006 declined by 100 basis points but has increased 60 basis points during the six month period ended February 28, 2006 compared to the prior year periods.
Depreciation and amortization expense
Depreciation and amortization by business segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Education services	$35.2	$44.3	$73.1	$94.7
Greyhound	19.6	18.1	37.8	33.3
Public Transit services	2.3	2.6	4.8	5.2

Total	$57.1	$65.0	$115.7	$133.2

Education services depreciation and amortization for the three and six months ended February 28, 2006 decreased by $9.1 million and $21.6 million compared to the three and six months ended February 28, 2005. Approximately $7 million and $16 million of the reduction for the three and six month periods, respectively, was due to an adjustment to the estimated useful lives of certain school bus models. The remaining decline was primarily due to an increase in the number of fully depreciated school buses and lower contract intangible amortization. The increase of $1.5 million and $4.5 million in the Greyhound segment for the three and six month periods, respectively, was primarily due to adjustments in the estimated useful life and salvage value of certain older buses.
Interest expense
In the three and six months ended February 28, 2006 interest expense decreased by $14.4 million and $28.2 million, respectively, compared to the prior year periods. The decrease was due to the reduced amount of debt outstanding and better interest rates obtained through changes made to our debt structure in the second half of fiscal 2005.
Other income, net
Other income, net consists primarily of income earned on investments. The decrease in other income, net during the three and six month periods was primarily due to the prior year periods including $2.1 million of proceeds received by the Company from the finalization of Greyhound’s 1990 bankruptcy proceeding.
Income tax expense
Tax expense during the first half of fiscal 2006 includes a $1.0 million benefit from the utilization of capital loss carryforwards during the period. Excluding this benefit, the effective tax rate was 39% for the three and six months of fiscal 2006 compared to 40% for the three and six months of fiscal 2005.

Discontinued operations
The loss from discontinued operations for three and six months ended February 28, 2006 principally relates to changes in reserves related to contingent obligations of AMR that are partially indemnified by the Company as part of the Stock Purchase Agreement.
In addition to the $210.4 million gain recognized from the sale of the healthcare businesses, $5.1 million and $10.7 million in operating income through the date of their sale was earned by those businesses during the three and six months ended February 28, 2005, respectively.
Liquidity and capital resources
For the six months ended February 28, 2006, cash provided by operating activities was $159.5 million compared to $54.2 million for the six months ended February 28, 2005. The increase in cash provided by operations during the current period was principally due to increased EBITDA, lower interest costs and decreased insurance program collateral requirements.
Net expenditures for the purchase of capital assets were $140.8 million for the six months ended February 28, 2006 compared to $52.6 million for the six months ended February 28, 2005, primarily reflecting increased investment in the fleet of the education services segment following two years of spending restraint and increased levels of bus buyouts at lease expiration at Greyhound.
Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of our outstanding stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of February 28, 2006 we had repurchased approximately 1.7 million shares at an average price of $27.16 per share leaving approximately $154 million authorized for future purchases under the program.
During the first half of fiscal 2006, we paid a dividend of $0.15 per share to shareholders of record as of November 29, 2005 and $0.15 per share to shareholders of record as of February 3, 2006.
As of February 28, 2006 there were no cash borrowings under the $300 million Revolver and issued letters of credit were $113.1 million, leaving $186.9 million of availability. We believe that existing cash and cash flow from operations, together with borrowings under our Revolver as necessary, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.
Commitments and contingencies
Reference is made to Note 18 — “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2005 for a description of the Company’s material commitments. Reference is made to Note 6 — “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

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
—	Economic and other market factors, including competitive pressures and changes in pricing policies;

—	The ability to implement initiatives designed to increase operating efficiencies or improve results;

—	Costs and risks associated with litigation;

—	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

—	The potential for rising labor costs and actions taken by organized labor unions;

—	Continued increases in prices of fuel and potential shortages;

—	Control of costs related to accident and other risk management claims;

—	Terrorism and other acts of violence;

—	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

—	The ability to repurchase the Company’s common stock;

—	Potential changes in the mix of businesses we operate; and

—	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
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

LAIDLAW INTERNATIONAL, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At February 28, 2006 the Company had outstanding commitments to purchase 7.9 million gallons of fuel through August 31, 2006 at an average price of $1.87 per gallon.
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
On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to contracts in Georgia and Colorado for the period from January 1993 through May 2002. The government investigations may be continuing and it is not currently possible to estimate the financial exposures, if any, for the Company pursuant to the terms of the Stock Purchase Agreement.
During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. The Company and AMR are currently engaged in settlement discussions with the DOJ in regards to this investigation. Under the terms of the Stock Purchase Agreement the Company and AMR agreed to share expenses related to this matter, such that the Company is responsible for 50% of the first $10 million of damages and 90% of any damages in excess of $10 million. Based upon our negotiations to date with the government, management believes the Company has adequately accrued for potential losses under the Stock Purchase Agreement. However, there can be no assurances as to the final resolution of these investigations and any resulting proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchases of Equity Securities by the Issuer
Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of our outstanding stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
Purchases made under the Company’s stock repurchase plan for the quarter ended February 28, 2006 were as follows:

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of a	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
	purchased	paid per share	program	program
Repurchase period				(million)
January 5 — January 31	978,700	$27.14	978,700	$173.4
February 1 — February 28	712,500	27.18	712,500	154.1

Total	1,691,200	27.16	1,691,200	154.1

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual stockholders’ meeting was held on February 2, 2006. At the meeting, shareholders conducted a vote to elect three Class III directors to serve on the Company’s Board of Directors for a three-year term.
The following persons were elected to the Company’s Board of Directors by the number of votes shown:

	Number of Votes
		Authority
	For	Withheld
Kevin E. Benson	93,365,149	1,123,224
Lawrence M. Nagin	93,365,149	1,123,224
Peter E. Stangl	87,662,024	6,826,349
The other Directors with continuing terms include John F. Chlebowski, James H. Dickerson, Jr., Richard P. Randazzo, Maria A. Sastre and Carroll R. Wetzel, Jr.

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

LAIDLAW INTERNATIONAL, INC.

By: /s/ Douglas A. Carty

Date: April 7, 2006	Douglas A. Carty
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer