Form 10-Q
period 2006-05-31
LAIDLAW INTERNATIONAL INC
filed 2006-07-10
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES  ☑    NO  ☐
     As of June 30, 2006, there were 97,657,649 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2006	2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$212.1	$217.3
Accounts receivable	331.2	202.6
Insurance collateral	86.1	81.9
Parts and supplies	39.6	32.5
Deferred income tax assets	51.7	42.4
Other current assets	25.1	29.2

Total current assets	745.8	605.9

Property and equipment
Land	173.8	166.9
Buildings	185.5	176.1
Vehicles	1,639.7	1,447.2
Other	127.6	116.4

	2,126.6	1,906.6
Less: Accumulated depreciation	(629.5)	(471.5)

	1,497.1	1,435.1

Other assets
Insurance collateral	333.9	392.2
Other long-term investments	31.7	40.3
Contracts and customer relationships	68.7	73.4
Deferred income tax assets	259.0	350.3
Deferred charges and other assets	13.8	11.5

	707.1	867.7

Total assets	$2,950.0	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED
($ in millions)

	May 31,	August 31,
	2006	2005
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$98.9	$86.4
Accrued employee compensation	127.5	105.7
Other accrued liabilities	101.9	86.9
Current portion of insurance reserves	144.4	141.6
Current portion of long-term debt	33.7	27.8

Total current liabilities	506.4	448.4

Long-term debt	262.0	286.6
Insurance reserves	345.0	344.4
Pension liability	126.0	128.4
Other long-term liabilities	73.5	100.7

Total liabilities	1,312.9	1,308.5

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 97.7 million (August 31, 2005 – 100.2 million)	1.0	1.0
Additional paid in capital	1,243.6	1,315.9
Accumulated other comprehensive income	61.5	34.1
Retained earnings	331.0	249.2

Total shareholders’ equity	1,637.1	1,600.2

Total liabilities and shareholders’ equity	$2,950.0	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenue	$860.7	$836.1	$2,496.5	$2,413.5

Compensation expense	420.2	413.2	1,222.9	1,206.9
Vehicle related costs	61.3	64.5	186.2	191.6
Fuel	68.7	54.8	194.3	153.7
Insurance and accident claim costs	46.7	47.6	128.3	137.8
Occupancy costs	40.9	39.3	121.5	116.4
Depreciation and amortization	62.1	70.6	177.8	203.8
Other operating expenses	77.3	84.1	220.0	231.3

Operating income	83.5	62.0	245.5	172.0

Interest expense	(5.4)	(20.0)	(16.3)	(59.1)
Other income, net	1.9	4.5	5.7	9.5

Income from continuing operations before income taxes	80.0	46.5	234.9	122.4

Income tax expense	(36.5)	(16.1)	(95.6)	(46.5)

Income from continuing operations	43.5	30.4	139.3	75.9

Income (loss) from discontinued operations	(9.4)	(1.0)	(12.9)	220.1

Net income	$34.1	$29.4	$126.4	$296.0

Basic earnings (loss) per share
Continuing operations	$0.44	$0.30	$1.40	$0.76
Discontinued operations	(0.09)	(0.01)	(0.13)	2.20

Net income	$0.35	$0.29	$1.27	$2.96

Diluted earnings (loss) per share
Continuing operations	$0.44	$0.30	$1.40	$0.74
Discontinued operations	(0.09)	(0.01)	(0.13)	2.14

Net income	$0.35	$0.29	$1.27	$2.88

Dividends per share	$0.15	$—	$0.45	$—

Average shares outstanding	97.8	100.2	99.3	100.1
Effect of dilutive securities	0.5	0.3	0.4	2.7

Average diluted shares outstanding	98.3	100.5	99.7	102.8

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended May 31,
	2006	2005
Operating activities
Net income	$126.4	$296.0
Loss (income) from discontinued operations	12.9	(220.1)
Non-cash adjustments to net income
Depreciation and amortization	177.8	203.8
Deferred income taxes	89.0	43.7
Other non-cash items	1.6	21.6
Net change in certain operating assets and liabilities
Accounts receivable	(125.7)	(137.3)
Insurance collateral	41.8	(24.5)
Accounts payable and accrued liabilities	17.0	17.3
Insurance reserves	6.6	(5.2)
Other assets and liabilities	(25.8)	3.9

Net cash provided by operating activities	$321.6	$199.2

Investing activities
Purchase of property and equipment	$(219.0)	$(119.1)
Proceeds from sale of property and equipment	19.5	10.1
Net decrease in performance bond collateral	0.6	9.9
Net decrease in other investments	7.5	3.2
Net proceeds from sale of healthcare businesses	0.5	798.0
Net proceeds from sale of other businesses	5.3	10.6
Expended on acquisitions	(4.5)	(2.0)

Net cash (used) provided by investing activities	$(190.1)	$710.7

Financing activities
Repurchase of common stock	$(76.8)	$(84.5)
Dividend payments	(44.6)	—
Principal payment on Term A debt	(15.0)	—
Net decrease in other long-term debt	(3.6)	(5.6)
Retire old Term B debt	—	(593.8)
Decrease in credit facility cash collateral	—	60.5

Net cash used by financing activities	$(140.0)	$(623.4)

Discontinued operations (revised – see note 10)
Operating cash flows	$—	$3.9
Investing cash flows	—	(15.0)
Financing cash flows	—	(2.4)

Net cash used by discontinued operations	$—	$(13.5)

Effect of exchange rate changes on cash	$3.3	$0.3

Net (decrease) increase in cash and cash equivalents	$(5.2)	$273.3

Cash and cash equivalents – beginning of period	217.3	154.2

Cash and cash equivalents – end of period	$212.1	$427.5

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2006
(Unaudited)
Note 1 – Corporate overview and basis of presentation
Corporate overview
Laidlaw International, Inc. (the “Company”) operates in three reportable business segments: education services, Greyhound and public transit. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. The public transit segment provides paratransit bus transportation for riders with disabilities and fixed-route municipal bus service.
Basis of presentation
The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2006. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
Certain prior period amounts have been reclassified to conform to the current period presentation.
New Accounting Standards
Financial Accounting Standards Board Interpretation Number 47, “Accounting for Asset Retirement Obligations” (FIN 47) clarifies that conditional obligations meet the definition of an asset retirement obligation discussed in Statement of Financial Accounting Standards Number 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. The Company is currently assessing the impact FIN 47 may have on its consolidated financial statements. FIN 47 will be adopted by the Company in the fourth quarter of fiscal 2006.

Note 2 – Comprehensive income
The following table summarizes total comprehensive income ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Net income	$34.1	$29.4	$126.4	$296.0
Net unrealized (loss) gain on securities	(2.4)	1.3	(5.6)	0.2
Net gain on interest rate swaps	0.9	—	2.8	0.3
Net gain on fuel hedge	0.4	—	0.4	—
Foreign currency translation adjustments	12.9	(7.0)	29.8	19.5

Total comprehensive income	$45.7	$23.7	$153.6	$316.0

Note 3 – Discontinued operations
During the second quarter of fiscal 2005 the Company sold American Medical Response, Inc. (“AMR”) and Emcare Holdings, Inc. (“Emcare”), its healthcare transportation services and emergency management services segments, to an affiliate of Onex Corporation.
The following table details the components of income (loss) from discontinued operations
($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenue	$—	$(50.0)	$—	$646.2

Pre-tax loss from operations	—	(50.8)	0.4	(32.3)
Provision for income taxes	—	19.3	(0.1)	11.5

Loss from discontinued operations	—	(31.5)	0.3	(20.8)

Pre-tax gain (loss) on sale of businesses	(10.0)	31.1	(13.8)	232.1
Income tax benefit (expense)	0.6	(0.6)	0.6	8.8

Gain (loss) on sale after taxes	(9.4)	30.5	(13.2)	240.9

Income (loss) from discontinued operations	$(9.4)	$(1.0)	$(12.9)	$220.1

Subsequent to the sale of the healthcare businesses, AMR management advised the Company that they had determined that their accounts receivable reserves had been understated between $39 million and $50 million during the previous five years, including the date of sale. This adjustment was recorded by the Company in the third quarter of fiscal 2005, resulting in a $31.5 million increase in the loss from discontinued operations and a $31.5 million increase in the gain on sale from discontinued operations. As a result of this matter, Onex could have asserted a claim against the Company under the Stock Purchase Agreement. During the third quarter of fiscal 2006, the Company agreed to pay Onex $10 million in satisfaction of all potential claims Onex may have had against Laidlaw under the Stock Purchase Agreement in regards to this matter and recorded a $10 million charge to income (loss) from discontinued operations.

The additional $3.4 million pre-tax loss on sale of discontinued operations for nine months ended May 31, 2006 primarily relates to changes in reserves related to contingent obligations of AMR that are partially indemnified by the Company under the Stock Purchase Agreement.
Note 4 – Stock awards and options
Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the grant date and recorded an expense related to these plans of approximately $1.9 million and $5.6 million during the three and nine months ended May 31, 2006 compared to $1.5 million and $3.8 million during the three and nine months ended May 31, 2005, respectively. A summary of stock based awards and options issued during the current fiscal year is as follows:
Stock options – During the nine months ended May 31, 2006, the Company issued 352,625 non-qualified stock options to employees and non-employee directors with an average exercise price of $22.84 per share. The exercise price is equal to the fair market value of the Company’s stock at the date of grant. The stock options have a ten-year life and vest ratably over three years.
Restricted Shares – During the nine months ended May 31, 2006, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a three-year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.
Deferred Shares – During the nine months ended May 31, 2006, the Company granted 209,000 deferred shares to key employees. The deferred shares vest ratably over a four-year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participant has no voting rights with respect to the deferred shares.
Note 5 – Pension plans
The components of net pension benefit cost for the Company’s pension plans were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Service cost	$2.7	$2.2	$8.2	$6.5
Interest cost	13.0	14.3	39.2	43.0
Expected return on plan assets	(13.8)	(14.6)	(41.3)	(43.1)

Net pension benefit cost	$1.9	$1.9	$6.1	$6.4

Note 6 – Income tax
A provision in the American Jobs Creation Act of 2004 (“AJCA”) provides U.S. companies with a one-time opportunity to repatriate cash from its foreign subsidiaries in a tax efficient manner provided certain criteria are met. During the third quarter of 2006, management decided to take advantage of the AJCA and estimates repatriating approximately $190 million from its Canadian subsidiaries. The distributions will be remitted in the fourth quarter and the Company will use the proceeds in accordance with the requirements established by the AJCA and the U.S. Treasury Department. The Company has recorded a $4.7 million tax liability relating to these distributions. This decision does not change the Company’s position that it considers all remaining undistributed earnings of foreign subsidiaries as indefinitely invested in those operations.
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
Subsequent to the sale, AMR management advised the Company that they had determined that their accounts receivable reserves had been understated between $39 million and $50 million during the last five years, including the date of sale. As a result of this matter, Onex could have asserted a claim against the Company under the Stock Purchase Agreement. On June 2, 2006, the Company paid Onex $10 million in satisfaction of all potential claims Onex may have had against Laidlaw under the Stock Purchase Agreement in regards to this matter.

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
Note 8 – Repurchase of common stock
Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding stock. As of May 31, 2006 the Company had repurchased, and, immediately cancelled approximately 2.8 million shares at an average cost of $27.21 per share through open market purchases, leaving approximately $123.2 million authorized for future repurchases under the program.
On July 6, 2006 the Company announced that its Board of Directors had authorized the Company to repurchase an additional $376.8 million of its outstanding common stock. This authorization, in combination with the remaining amount authorized under the previously announced buyback program, will allow the Company to repurchase an additional $500 million, or approximately 20% of the Company’s total market capitalization.
The Company will offer to purchase approximately $400 million of its outstanding common stock by way of a modified “Dutch Auction” tender offer. In the tender offer, shareholders will have the opportunity to tender some or all of their shares within a price range provided in the tender offer. The tender offer will commence on July 10, 2006 and is expected to expire on

August 7, 2006, unless otherwise extended or terminated by the Company. The Company may, under certain circumstances and in its sole discretion, purchase additional shares in conjunction with the tender offer, up to an additional 2% of the Company’s outstanding shares. The tender offer is subject to certain conditions as specified in the Offer to Purchase, including obtaining the necessary financing to fund the repurchase of shares in the tender offer.
Any amount of common stock not purchased by way of the tender offer, up to the total amount authorized, may be repurchased by the Company through open market and privately negotiated transactions, at times and in amounts, as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, availability of funds and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated any time without prior notice. The Company plans to retire all shares repurchased.
The Company intends to obtain the funds required to purchase the shares under these stock repurchase programs, including the tender offer, by (i) amending our existing Term Loan A facility and Revolving Credit facility (the “Term A Facility”); (ii) adding an additional $500 million Term Loan B facility (the “Term B Facility”); and (iii) utilizing available cash on hand. The terms and conditions of the Term A Facility will largely be the same except for the addition of certain negative covenants. The Term B Facility will be subject to negative covenants substantially similar to the Term A Facility.
On July 6, 2006, the Company received an underwritten Commitment Letter from the lender group of Citigroup Global Markets Inc., UBS Loan Finance Inc. and Morgan Stanley Senior Funding, Inc. for the $500 million Term Loan B facility due August 2013, with quarterly principal paydowns of .25% and a balloon paydown at maturity. The Term A Facility interest is based on the LIBOR rate plus a margin rate as determined by credit ratings that ranges from 0.60% to 2.00%. Interest for the Term B Facility is anticipated to be based on the LIBOR rate plus a margin rate to be determined.
Note 9 – Insurance proceeds
During the first nine months of 2006, Greyhound received a $5.0 million business interruption insurance settlement relating to losses incurred during the September 11, 2001 terrorist attacks. The recovery was applied against other operating expenses on the Company’s “Consolidated Statements of Operations”.
Property and equipment of the Company with a net book value of approximately $3 million was damaged during Hurricane Katrina. The Company’s insurance coverage provides for replacement with new property or equipment which values generally exceed the net book value of the damaged assets. During the fourth quarter of fiscal 2006, the Company reached an agreement with its insurance carrier to settle the Hurricane Katrina claim and anticipates recognizing a gain in the fourth quarter of fiscal 2006 of approximately $9 million.

Note 10 – Cash flows from discontinued operations
The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to discontinued operations for the nine months ended May 31, 2005, which were previously reported on a combined basis as a single amount. This revised presentation does not change any of the account balances on the consolidated balance sheets, consolidated statements of operations, or the net increase (decrease) in cash and cash equivalents included in our consolidated statement of cash flows for any period presented.
The Company also plans to reflect this revision on the August 31, 2006 Form 10-K. Had this revision been applied to the consolidated statements of cash flows included in our August 31, 2005 Form 10-K, the operating, investing and financing activity cash flows from discontinued operations would have been as follows ($ in millions):

				Predecessor
				Company
			Three	Nine
			Months	Months
			Ended	Ended
	Year ended August 31,		August 31,	May 31,
	2005	2004	2003	2003
Discontinued operations
Operating activities	$(1.8)	$56.1	$30.8	$92.7
Investing activities	(15.0)	(42.0)	(15.5)	(34.3)
Financing activities	(2.4)	(7.4)	(1.8)	(11.5)

Total cash flows provided (used) by discontinued operations	$(19.2)	$6.7	$13.5	$46.9

Note 11 – Segment information
The Company has three reportable segments: education services, Greyhound and public transit. Revenues and EBITDA (operating income before depreciation and amortization) of the segments for the three and nine months ended May 31, 2006 and 2005 were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Education services
Revenue	$483.7	$464.0	$1,367.9	$1,321.0
EBITDA	117.7	119.0	325.0	317.1

Greyhound
Revenue	$297.9	$294.5	$896.3	$864.0
EBITDA	22.9	9.6	84.1	46.5

Public transit
Revenue	$79.1	$77.6	$232.3	$228.5
EBITDA	5.0	4.0	14.2	12.2

Consolidated Total
Revenue	$860.7	$836.1	$2,496.5	$2,413.5

EBITDA	145.6	132.6	423.3	375.8
Depreciation and amortization expense	(62.1)	(70.6)	(177.8)	(203.8)

Operating income	83.5	62.0	245.5	172.0
Interest expense	(5.4)	(20.0)	(16.3)	(59.1)
Other income, net	1.9	4.5	5.7	9.5
Income tax expense	(36.5)	(16.1)	(95.6)	(46.5)
Income (loss) from discontinued operations	(9.4)	(1.0)	(12.9)	220.1

Net income	$34.1	$29.4	$126.4	$296.0

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2005 with the exception of the education services segment where total identifiable assets at May 31, 2006 were $1,244.9 million compared to $1,088.3 million at August 31, 2005. The increase was primarily due to seasonal accounts receivable changes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Corporate overview
The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and nine month periods ended May 31, 2006 and 2005 and the Company’s consolidated financial position at May 31, 2006. Our continuing operations consist of three reportable segments: education services, Greyhound and public transit services. See Note 11 – “Segment information” of the Notes to Consolidated Financial Statements in this Report. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2005. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.
Non-GAAP Measure
EBITDA is presented solely as a supplemental disclosure with respect to liquidity because management believes it provides useful information regarding our ability to service or incur debt. All companies do not calculate EBITDA the same way. We define EBITDA as operating income plus depreciation and amortization. EBITDA, as reported here, is the same as reported for each of our segments in Note 11 – “Segment information” of the Notes to Consolidated Financial Statements included in this Report. EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) and is not indicative of operating income or cash flow from operations as determined under GAAP.
The following is a reconciliation of our EBITDA to income from continuing operations ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
EBITDA	$145.6	$132.6	$423.3	$375.8

Depreciation and amortization	(62.1)	(70.6)	(177.8)	(203.8)
Interest expense	(5.4)	(20.0)	(16.3)	(59.1)
Other income, net	1.9	4.5	5.7	9.5
Income tax expense	(36.5)	(16.1)	(95.6)	(46.5)

Income from continuing operations	$43.5	$30.4	$139.3	$75.9

Results of Operations
Percentage of revenue

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	48.8	49.3	48.9	50.0
Vehicle related costs	7.1	7.7	7.5	7.9
Fuel	8.0	6.6	7.8	6.4
Insurance and accident claim costs	5.4	5.7	5.1	5.7
Occupancy costs	4.8	4.7	4.9	4.8
Depreciation and amortization	7.2	8.5	7.2	8.5
Other operating expenses	9.0	10.1	8.8	9.6

Operating income	9.7	7.4	9.8	7.1

Interest expense	(0.6)	(2.3)	(0.6)	(2.4)
Other income, net	0.2	0.5	0.2	0.4

Income from continuing operations before income taxes	9.3	5.6	9.4	5.1
Income tax expense	(4.2)	(2.0)	(3.8)	(2.0)

Income from continuing operations	5.1	3.6	5.6	3.1
Income (loss) from discontinued operations	(1.1)	(0.1)	(0.5)	9.2

Net income	4.0%	3.5%	5.1%	12.3%

Revenue, EBITDA and EBITDA margins by business segment are as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenue
Education services	$483.7	$464.0	$1,367.9	$1,321.0
Greyhound	297.9	294.5	896.3	864.0
Public transit services	79.1	77.6	232.3	228.5

Total	$860.7	$836.1	$2,496.5	$2,413.5

EBITDA
Education services	$117.7	$119.0	$325.0	$317.1
Greyhound	22.9	9.6	84.1	46.5
Public transit services	5.0	4.0	14.2	12.2

Total	$145.6	$132.6	$423.3	$375.8

EBITDA Margins
Education services	24.3%	25.6%	23.8%	24.0%
Greyhound	7.7	3.3	9.4	5.4
Public transit services	6.3	5.2	6.1	5.3
Total	16.9	15.9	17.0	15.6

Revenue and EBITDA by business segment
Education services
Revenue in the education services segment increased by $19.7 million and $46.9 million for the three and nine months ended May 31, 2006, respectively, compared to the three and nine months ended May 31, 2005 as price and volume increases along with a favorable Canadian dollar exchange rate and increased billings from fuel price escalation clauses more than offset lost business. The increase in the value of the Canadian currency increased revenues $5.4 million and $12.3 million for the three and nine month periods, respectively.
EBITDA for the three months ended May 31, 2006 decreased by $1.3 million while EBITDA for the nine months ended May 31, 2006 increased $7.9 million compared to the three and nine months ended May 31, 2005. The EBITDA margin declined by 130 basis points in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to higher average fuel prices, which were partially offset by lower compensation costs. On a year-to-date basis, the EBITDA margin was relatively flat compared to the prior year as higher fuel costs have been mostly offset by the decrease in compensation costs and an improvement in insurance costs. The decrease in compensation costs as a percentage of revenue is primarily due to improved pricing on marginal contracts, while the improvement in insurance costs is principally due to a reduction in accident frequency.
Greyhound
Revenue in the Greyhound segment during the three and nine months ended May 31, 2006 increased $3.4 million and $32.3 million from the three and nine months ended May 31, 2005, respectively, principally due to a favorable Canadian dollar exchange rate and higher ticket prices somewhat offset by passenger reductions due to both network changes and increased ticket prices. Additionally, revenue for the nine months ended May 31, 2006 benefited from increased passenger volume in regions of the U.S. with high instances of individuals dislocated by the severe hurricanes that occurred in the first quarter of 2006. The increase in the value of the Canadian currency increased revenues $5.4 million and $13.2 million for the three and nine month periods, respectively.
EBITDA in the three and nine months ended May 31, 2006 increased by $13.3 million and $37.6 million, respectively, compared to the three and nine months ended May 31, 2005. A $5.8 million loss on disposition of several tour and charter businesses in western Canada in the prior year contributed to the increase in EBITDA during the three months ended May 31, 2006. EBITDA for the first nine months of fiscal 2006 also benefited from a one-time gain of $5 million due to a business interruption settlement received as compensation for losses incurred during the September 11, 2001 terrorist attacks. Compared to the prior year periods, excluding the loss on disposition of businesses and business interruption settlement noted above, EBITDA margins for the three and nine month periods improved by 250 and 270 basis points, respectively. The increase in EBITDA margin is due to increased ticket prices, coupled with improvements in passenger load due to the transformation of our networks, which resulted in significant increases in revenue per bus mile. Elimination of unproductive bus miles led to a reduction in variable costs that were partially offset by an increase in fuel prices.
Public transit
Revenue increased by $1.5 million and $3.8 million, respectively, for the three and nine months ended May 31, 2006 compared to the same periods in fiscal 2005 as new contracts and route additions along with increased billings from fuel price escalation clauses offset lost contracts. Beginning July 1, 2006, we will be losing the benefit of a major operating contract that provided approximately $31 million of annual revenue. However, the Company has also won several new contracts during the year with annualized revenue of approximately $12 million.

EBITDA for the three and nine months ended May 31, 2006 increased by $1.0 million and $2.0 million compared to the three and nine months ended May 31, 2005. EBITDA margins for the three and nine month periods improved by 110 and 80 basis points, respectively, compared to the prior year periods as higher fuel and compensation costs were more than offset by improved insurance and other costs.
Depreciation and amortization expense
Depreciation and amortization by business segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Education services	$40.4	$49.5	$113.5	$144.2
Greyhound	19.3	18.4	57.1	51.7
Public Transit services	2.4	2.7	7.2	7.9

Total	$62.1	$70.6	$177.8	$203.8

Education services depreciation and amortization for the three and nine months ended May 31, 2006 decreased by $9.1 million and $30.7 million compared to the three and nine months ended May 31, 2005. Approximately $8 million and $24 million of the reduction for the three and nine month periods, respectively, was due to an adjustment to the estimated useful lives of certain school bus models. The remaining decline was primarily due to an increase in the number of fully depreciated school buses and lower contract intangible amortization. The increase of $0.9 million and $5.4 million in the Greyhound segment for the three and nine month periods, respectively, was primarily due to adjustments in the estimated useful life and salvage value of certain older buses.
Interest expense
In the three and nine months ended May 31, 2006 interest expense decreased by $14.6 million and $42.8 million, respectively, compared to the prior year periods. The decrease was due to the reduced amount of debt outstanding and better interest rates obtained through changes made to our debt structure in the second half of fiscal 2005.
Other income, net
Other income, net consists primarily of income earned on investments. The decrease in other income, net during the three and nine month periods was primarily due to the prior year periods including $2.1 million of proceeds received by the Company from the finalization of Greyhound’s 1990 bankruptcy proceeding.
Income tax expense
Tax expense during the three month period ended May 31, 2006 includes a $4.7 million charge related to a plan to repatriate approximately $190 million from the Company’s Canadian subsidiaries. Excluding this charge, the effective tax rate was 40% and 39%, respectively, for the three and nine months of fiscal 2006 compared to 35% and 38%, respectively, for the three and nine months of fiscal 2005.

Discontinued operations
The $9.4 million loss from discontinued operations for the three months ended May 31, 2006 principally relates to the $10 million settlement of potential claims Onex may have had against Laidlaw regarding the valuation of the accounts receivable of AMR. The additional $3.5 million loss from discontinued operations for the nine months ended May 31, 2006 primarily relates to changes in reserves related to contingent obligations of AMR that are partially indemnified by the Company under the Stock Purchase Agreement.
The $1.0 million loss and the $220.1 million gain from discontinued operations for the three and nine months ended May 31, 2005, respectively, were principally related to the gain on sale of the healthcare businesses.
Liquidity and capital resources
For the nine months ended May 31, 2006, cash provided by operating activities was $321.6 million compared to $199.2 million for the nine months ended May 31, 2005. The increase in cash provided by operations during the current period was principally due to increased EBITDA, lower interest costs and the replacement of insurance program cash collateral with letters of credit.
Net expenditures for the purchase of capital assets were $199.5 million for the nine months ended May 31, 2006 compared to $109.0 million for the nine months ended May 31, 2005, primarily reflecting increased investment in the fleet of the education services segment following two years of restrained spending and increased levels of bus buyouts at lease expiration at Greyhound as well as replacement buses damaged by hurricane Katrina.
During the first nine months of fiscal 2006, we paid a dividend of $0.15 per share to shareholders of record as of November 29, 2005, $0.15 per share to shareholders of record as of February 3, 2006 and $0.15 per share to shareholders of record as of May 3, 2006.
As of May 31, 2006 there were no cash borrowings under the $300 million Revolver and issued letters of credit were $118.8 million, leaving $181.2 million of availability.
Stock repurchase program
Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of our outstanding stock. As of May 31, 2006 we had repurchased approximately 2.8 million shares at an average cost of $27.21 per share through open market purchases, leaving approximately $123.2 million authorized for future repurchases under the program.
On July 6, 2006 we announced that our Board of Directors had authorized the Company to repurchase an additional $376.8 million of our outstanding common stock. This authorization, in combination with the remaining amount authorized under the previously announced buyback program, will allow the Company to repurchase an additional $500 million, or approximately 20% of the Company’s total market capitalization.
The Company will offer to purchase approximately $400 million of its outstanding common stock by way of a modified “Dutch Auction” tender offer. In the tender offer, shareholders will have the opportunity to tender some or all of their shares within a price range provided in the tender offer. The tender offer will commence on July 10, 2006 and is expected to expire on August 7, 2006, unless otherwise extended or terminated by the Company. The Company may, under certain circumstances and in its sole discretion, purchase additional shares in conjunction with the tender offer, up to an additional 2% of the Company’s outstanding shares. The tender offer is subject to certain conditions as specified in the Offer to Purchase, including obtaining the necessary financing to fund the repurchase of shares in the tender offer.

Any amount of common stock not purchased by way of the tender offer, up to the total amount authorized, may be repurchased by the Company through open market and privately negotiated transactions, at times and in amounts, as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, availability of funds and other market conditions. These stock repurchase programs do not have an expiration date and may be limited or terminated any time without prior notice. The Company plans to retire all shares repurchased.
The Company intends to obtain the funds required to purchase the shares under these stock repurchase programs, including the tender offer, by (i) amending our existing Term Loan A facility and Revolving Credit facility (the “Term A Facility”); (ii) adding an additional $500 million Term Loan B facility (the “Term B Facility”); and (iii) utilizing available cash on hand. The terms and conditions of the Term A Facility will largely be the same except for the addition of certain negative covenants. The Term B Facility will be subject to negative covenants substantially similar to the Term A Facility.
On July 6, 2006, the Company received an underwritten Commitment Letter from the lender group of Citigroup Global Markets Inc., UBS Loan Finance Inc. and Morgan Stanley Senior Funding, Inc. for the $500 million Term Loan B Facility due August 2013, with quarterly principal paydowns of .25% and a balloon paydown at maturity. The Term A Facility interest is based on the LIBOR rate plus a margin rate as determined by credit ratings that ranges from 0.60% to 2.00%. Interest for the Term B Facility is anticipated to be based on the LIBOR rate plus a margin rate to be determined.
We believe that existing cash and cash flow from operations, together with borrowings under our Term A Facility and proceeds received from the Term B Facility, will be sufficient to fund the tender offer, the post-tender offer open market purchases, our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.
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
–	Economic and other market factors, including competitive pressures and changes in pricing policies;

–	The ability to implement initiatives designed to increase operating efficiencies or improve results;

–	Costs and risks associated with litigation;

–	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

–	The potential for rising labor costs and actions taken by organized labor unions;

–	Continued increases in prices of fuel and potential shortages;

–	Control of costs related to accident and other risk management claims;

–	Terrorism and other acts of violence;

–	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

–	The ability to repurchase the Company’s common stock;

–	The ability to complete the tender offer and implement changes to our debt structure;

–	Potential changes in the mix of businesses we operate; and

–	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
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

LAIDLAW INTERNATIONAL, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At May 31, 2006 the Company had outstanding commitments to purchase 1.0 million gallons of fuel through August 31, 2006 at an average price of $1.92 per gallon.
In 2006 the Company began a program to hedge a portion of its future diesel fuel purchases to help further reduce the impact of fuel price fluctuations. The Company entered into collarized option contracts for 7.5 million gallons of diesel with option contracts for 5.5 million gallons remaining open at May 31, 2006. The last collarized option contract expires October 31, 2006. In accordance with Statement of Financial Accounting Standards Number 133, the Company is accounting for these contracts as cash flow hedges, and has recorded an asset for the fair value of the contracts. The impact on fuel expense during the quarter related to these options was immaterial.
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
Subsequent to the sale, AMR management advised the Company that they had determined that their accounts receivable reserves had been understated between $39 million and $50 million during the last five years, including the date of sale. As a result of this matter, Onex could have asserted a claim against the Company under the Stock Purchase Agreement. On June 2, 2006, the Company paid Onex $10 million in satisfaction of all potential claims Onex may have had against Laidlaw under the Stock Purchase Agreement in regards to this matter. This settlement resulted in the Company recording a $10 million loss from discontinued operations during the three months ended May 31, 2006.

Other
The Company is also a defendant in various lawsuits arising in the ordinary course of business; primarily cases involving personal injury, property damage or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us relating to personal injury and/or property damage claims and/or employment related claims that would have a material adverse effect on the Company.
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
Purchases made under the Company’s stock repurchase plan for the quarter ended May 31, 2006 were as follows:

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of a	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
	purchased	paid per share	program	program
				(millions)
Repurchase period
March 1 – March 31	862,500	$27.27	862,500	$130.5
April 1 – April 30	267,500	27.18	267,500	123.2
May 1 – May 31	—	NA	—	123.2

Total	1,130,000	27.25	1,130,000

Item 6. Exhibits
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.

By: /s/ Douglas A. Carty
Date: July 10, 2006	Douglas A. Carty Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer