Form 10-K
period 2006-08-31
LAIDLAW INTERNATIONAL INC
filed 2006-11-09
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
Commission File Number 000-10657
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
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at February 28, 2006 was $2,718.3 million. At October 31, 2006 there were 79,179,590 shares of the registrant’s Common Stock issued and outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this report on Form 10-K.

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
•	Economic and other market factors, including competitive pressures and changes in pricing policies;

•	The ability to implement initiatives designed to increase operating efficiencies or improve results;

•	Costs and risks associated with litigation and indemnification obligations;

•	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

•	The potential for rising labor costs and actions taken by organized labor unions;

•	Continued increases in prices of fuel and potential shortages;

•	Control of costs related to accident and other risk management claims;

•	Terrorism and other acts of violence;

•	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

•	The ability to repurchase the Company’s stock or pay dividends to shareholders;

•	Potential changes in the mix of businesses we operate; and

•	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
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
Laidlaw International, Inc. is a holding company with operations conducted by its subsidiaries. Unless the context otherwise requires, references to the “Company,” “Laidlaw International,” “we,” “our” or “us” mean Laidlaw International, Inc. and our subsidiaries. We participate in three reportable business segments that provide transportation services in the United States (84% of revenue) and Canada (16% of revenue):
•	Our education services segment is the largest provider of school bus transportation throughout the United States and Canada (50% of revenue);

•	Our Greyhound segment is the largest provider of intercity bus transportation in the United States and Canada. Greyhound also provides charter bus services and package delivery services (40% of revenue); and

•	Our public transit segment is a leading operator of out-sourced municipal and paratransit bus transportation within the United States (10% of revenue).
Financial information concerning the Company’s geographical and business segments is provided in Note 16 — “Segment information” in the Notes to Consolidated Financial Statements.
BACKGROUND AND PARENT COMPANY RESTRUCTURING
On June 28, 2001, we, along with Laidlaw Inc., an Ontario corporation and our predecessor (“Predecessor Company”), filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code and the Canadian Companies’ Creditors Arrangement Act. On February 27, 2003 and February 28, 2003, the U.S. Bankruptcy Court and the Ontario Superior Court of Justice, respectively, confirmed our Third Amended Joint Plan of Reorganization (the “Plan”). None of Laidlaw International’s operating subsidiaries were a party to the reorganization proceedings.
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
In 2005 we sold our healthcare transportation and emergency management businesses. As discussed in Note 11 — “Discontinued operations” in the Notes to Consolidated Financial Statements.

EDUCATION SERVICES SEGMENT
Services Provided
Our education services business offers the following transportation related services in the United States and Canada:
(i)	Home-to-school: Regularly scheduled transportation of students to and from school, based on the negotiated terms of contracts with school districts (87% of revenue);

(ii)	Extra-curricular: Non-regularly scheduled transportation of students on field trips, to athletic events or for other extra-curricular activities (5% of revenue);

(iii)	Charter & transit: Transportation service provided to non-school customers (5% of revenue); and

(iv)	Other: Leasing or sale of transportation equipment, logistical support, maintenance agreements and other support services (3% of revenue).
Competitive Environment
There are an estimated 500,000 school buses operating in the United States and Canada, serving a market of approximately 17,000 school districts and transporting approximately 55% of all kindergarten through twelfth grade students to and from school.
The majority, approximately 350,000, of the school buses in the United States and Canada are owned and operated by the school districts themselves. Private bus operators like us, working under contract with the school districts, operate the remainder, or roughly 150,000 buses.
We are the largest school bus operator in the United States and Canada, providing student transportation services to more than a thousand school districts, operating a fleet of approximately 41,000 buses. We transport approximately two million students each school day to and from school. The next largest provider of student transportation operates a fleet of approximately 22,000 buses. There are a few other carriers that operate nationally or regionally, and thousands of locally owned and operated small bus companies.
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
Operations
Our education services business operates from over 450 facilities within 37 states and the District of Columbia in the United States and six provinces in Canada. In aggregate, more than 95% of our education services’ revenue is generated from contractual relationships, generally with contract terms of three to five years in length and options for extensions. Our school bus contracts are typically with school districts, boards of education or municipalities. Contracts are customized to suit the individual needs of each district and may include managing the entire transportation system or specific components such as fleet acquisition or maintenance services. Pricing is generally determined on a revenue per bus, per day basis with annual increases typically specified in the agreement. The size of these contracts varies from those covering very small operations to those covering over 570 buses. In addition to our contracted regular routes, we transport students to extra-curricular events, field trips and athletic events and provide charter services to outside groups.

Our education services business has been implementing a business strategy designed to enhance its financial performance and build on its leading position in the industry. We have identified key areas of opportunity that should enable us to improve the operating performance and lower our costs.
•	Strengthen leading safety record — We are committed to the highest safety standards and have been a leader in the development of safety technology. The historical safety trends for our operations, reflecting reductions in the frequency of accidents, have resulted in lowering risk management costs.

•	Grow operating margins and return on assets — In addition to our efforts to improve the profitability of our contracted revenue, we are taking steps to modify our operations in order to increase operating margins.
We have initiatives underway to automate support functions in order to lower processing costs. By increasing centralized purchasing and improving information technology systems, we believe we will be able to further lower operating costs.
We believe a greater use of automation will allow us to better track and manage many of our operating costs. We have piloted a new vehicle maintenance system that we will begin to implement at our operating locations in 2007. This system will allow us to track all activity and costs associated with each vehicle over its life, permit more efficient shop scheduling and improve warranty capture.
Additionally, we have begun development of a new branch operating system that is intended to provide branch management with improved insight into bus movements throughout the day allowing for the monitoring of on-time performance and route compliance, among other features.
•	Focus on growth — Through targeted business development efforts, acquisitions and increased charter services, we believe we will be able to enhance our ability to grow our traditional transportation offerings. Additionally, improved and scaleable information systems may give us an opportunity to market our core competencies to school districts that do not contract out bus transportation.
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
Employees
As of August 31, 2006, our education services segment had approximately 44,900 employees, with over 95% of these employees involved directly in operations, primarily as drivers, mechanics and bus monitors. Part-time employees comprise approximately 81% of all employees. Approximately 39% of our employees are represented by 165 collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good. The existence of many local union contracts limits the impact of any individual labor disruption on our operations, however, a coalition of labor unions has been formed that is focusing on organizing service workers in a number of industries, including student transportation. While an action from labor could have an impact on the local operations involved, we are committed to maintaining a positive and rewarding work environment for our employees.
Safety
We are committed to ensuring the safety of the school children we transport every day. Our drivers operate under very stringent safety standards and undergo thorough background checks and testing at the time of hire. We require mandatory training both in the classroom and behind the wheel for our new drivers and we also have extensive on-going driver training and preventative maintenance programs. We have developed and implemented a comprehensive system of safety precautions and procedures that includes:
•	Child awareness training consisting of programs and activities to increase the awareness of school bus safety;

•	Daily pre-trip equipment inspection by our drivers; and

•	Use of equipment on certain of our vehicles that reinforces and monitors behavior in route and at the completion of each run.
These efforts have enabled us to reduce the frequency of accidents over the past decade to a level that we believe is one of the lowest in the industry.
Vehicle Fleet
Our education services business operates a fleet of approximately 41,000 buses of which approximately 39,000 are owned by us while the balance are owned by the customer. At August 31, 2006, the average age of our bus fleet was approximately 5.8 years. Fleet replacements are based on contract requirements, age and useful life of the vehicle. During 2006, we purchased approximately 4,600 vehicles at an aggregate cost of $269 million, of which $66 million was paid for in fiscal 2007. The size and similarity of our fleet provides us with flexibility to redeploy buses to different locations to fulfill the requirements of new or existing contracts.
Fuel
During 2006, we consumed 65.5 million gallons of fuel in the operation of our education services business. We purchased 52.7 million gallons with the cost of the fuel representing approximately 7% of education services’ revenues. The remaining 12.8 million gallons used in operations were supplied by the school districts themselves. In order to mitigate the effect of price fluctuations we have incorporated two-way fuel cost adjustments or escalation provisions in contracts representing approximately 31% of the fuel we purchased last year. We have in the past, and may in the future, further manage the short-term impact of price increases by entering into forward purchase contracts for fuel whereby we agree to take delivery of a set amount of fuel at a fixed price on a future specified date. We may also enter into option contracts that hedge against fuel price fluctuations. Over the long-term, changes in the price of fuel are generally mitigated through the contract renewal process as the new fuel costs are reflected in the bid pricing.

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
Within the United States there are federal and state and in Canada there are provincial, laws and regulations and licensing requirements that set standards for fleet and safety equipment, bus operations and maintenance, driver qualifications and insurance with which we must comply.
GREYHOUND SEGMENT
Services Provided
Greyhound is the only national provider of scheduled inter-city bus transportation services in the United States and Canada. Greyhound offers the following services:
(i)	Passenger service: Greyhound provides inter-city bus transportation to cities and towns in urban and rural areas throughout the U.S. and Canada. Additionally, interline agreements and alliances with other bus carriers provide access to smaller towns in the U.S. and Canada and cross-border transportation to and from Mexico that are complementary to our existing service schedules (80% of revenue);

(ii)	Package express: Our package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically to locations within 100 to 300 miles. Our services include standard delivery, which is a value priced terminal-to-terminal delivery service, as well as priority and same day delivery, which is a premium priced product where parcels are typically delivered door-to-door (9% of revenue);

(iii)	Charter: We offer charter services whereby a group of individuals can reserve a bus and driver for transportation to and from specific events, such as concerts, sporting events, casinos and conventions (5% of revenue); and

(iv)	Food service and other: We offer food service and travel and logo items for purchase in many of our terminal locations (6% of revenue).
Trademarks
We own the Greyhound name and trademarks and the “image of the running dog” trademarks worldwide. The duration of these trademarks are indefinite as long as we continue to use them. We believe that the Greyhound name and our trademarks have substantial consumer awareness.
Competitive Environment
Passenger service
The intercity transportation industry is highly competitive. Greyhound’s primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines and, in some markets, regional bus companies and trains. Typically, our customers purchase their tickets within three days of the date of travel. We utilize advance purchase discount programs in order to attract the most price sensitive customers. Choice of destination, convenient schedules and quality service at reasonable prices are ways in which we seek to meet this competitive challenge.
The automobile is our most significant form of competition. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. We seek to meet this competitive threat through price and convenient scheduling.
Within the U.S., we face competition from regional bus companies and small local bus companies that cater to particular ethnic groups. In the Northeast, low-cost Asian carriers, generally operating from curbside operations in major cities such as Boston, New York, Philadelphia and Washington D.C., offer extremely low fares and high frequencies between the cities. We have used price, frequency and quality of service and convenient scheduling to seek to meet this competition.
Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing and we may experience significant new competition on routes to, from and across Mexican border points. We have found the most effective way to service passengers in this market is through separately operated and branded Hispanic oriented bus subsidiaries and ticket selling arrangements with Mexico-based bus carriers.
Package express
We face competition in our package delivery service from local courier services, the U.S. Postal Service and overnight express and ground carriers. We continue to develop programs to meet this competition and further develop our package delivery business. These programs focus on systems that improve billing and tracking for our customers, localized marketing strategies, and local, regional or national alliances with pick-up and delivery carriers. Building on the incremental nature of the package express business, we can focus on providing same-day intercity package express at distances of up to 500 miles at highly competitive prices.
Charter
A few regional carriers and several thousand local operators compete with us for charter services. Principal factors in obtaining new business and retaining existing customers include competitive pricing, type of equipment and consistency in service.
Food service
Due to the captive nature of the food service operations in Greyhound’s terminals, competition is limited. In some locations, however, fast food restaurants and convenience stores located in close proximity to Greyhound’s terminals can pose a competitive factor.
Operations
Greyhound offers passenger service with approximately 12,700 daily departures to approximately 2,400 locations. Travelers can purchase tickets at approximately 100 company-operated bus terminals and approximately 1,500 agency-operated terminals and sales agencies. Discounts usually are offered on tickets purchased in advance of travel. However, most tickets are purchased and used within three days of departure.

We continue to implement a long-range strategic plan for the Greyhound business in order to enhance revenue per mile, grow revenue in core markets and improve operating efficiency.
•	Enhance revenue per mile - In 2006, Greyhound completed a multi-year program to transform its network into a simpler, more regional structure that is short and medium haul focused and offers a better service pattern for customers. Through the elimination of unprofitable routes and low demand stops, Greyhound has been able to increase revenue per mile while offering faster, more convenient service. We will continue to look for opportunities to increase profitability through adjustments to frequency and pricing to match changing demand patterns.

•	Grow revenue - Greyhound has initiatives underway to rejuvenate its brand and increase ridership by improving the passenger experience, updating the buses and terminals and shifting the brand messaging away from low- price to one of a good travel experience at a reasonable price. Its marketing program incorporates perception factors and purchase criteria, and demographic targets derived from extensive consumer research.

•	Improve operating efficiency - The network restructuring has improved Greyhound’s bus and driver utilization through the creation of regionally based fleets. We are focused on further improving utilization and lowering per unit costs.
Information Technology
Information technology is an integral component of Greyhound’s operations and supports, among other things, Greyhound’s website, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. Greyhound also uses a proprietary system called TRIPS to provide automated fare and schedule quotations and to handle the ticketing process. Greyhound has initiatives underway to expand and enhance its internet based ticket sales and package tracking interfaces in conjunction with its efforts to increase passenger and package revenue and lower operating costs.
Seasonality
Our Greyhound business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Christmas holiday season. As a result, Greyhound’s cash flows are also seasonal, with a disproportionate amount of annual cash flows being generated during the peak travel periods.
Employees
As of August 31, 2006, Greyhound employed approximately 11,400 workers, consisting primarily of 4,400 drivers, 4,100 terminal employees and information agents, 900 mechanics, and 2,000 management and administrative staff. Of the total workforce, approximately 80% are full-time employees and approximately 20% are part-time employees.
At August 31, 2006, approximately 50% of our Greyhound employees were represented by collective bargaining agreements. Greyhound has agreements with a number of unions, however, the largest agreement is with the Amalgamated Transit Union Local 1700 (“ATU”). This agreement, expiring on January 31, 2007, covers 84% of Greyhound’s U.S. drivers and 45% of Greyhound’s U.S. maintenance employees. While we believe that our relations with employees at Greyhound are good, there is no assurance that we will be able to successfully negotiate an agreement with the ATU beyond the current expiration date. If we are unable to extend this agreement, we could experience a significant disruption of operations and increased operating costs in the future.

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
Vehicle Fleet
During the twelve months ended August 31, 2006, Greyhound added approximately 70 buses to its fleet at a cost of $21.5 million and retired approximately 900 buses from operations, resulting in a fleet of approximately 2,500 buses. Greyhound also purchased, upon lease expiration, nearly 300 buses already in operations at a cost of $30.4 million, leaving approximately 1,700 buses owned and 800 leased. The average age of Greyhound’s bus fleet was 7.6 years at August 31, 2006.
Fuel
During 2006, Greyhound purchased 46.6 million gallons of fuel and fuel expense represented over 9% of Greyhound’s revenue. In order to mitigate some of the impact of fuel cost increases, Greyhound may enter into forward purchase contracts or option contracts that hedge against fuel price fluctuations. Additionally, rising fuel costs have at times allowed Greyhound to increase average ticket prices and declining fuel costs have at times required Greyhound to lower ticket costs, thus providing some further hedge against fuel price fluctuations. Due to the effect general economic conditions may have on the discretionary spending levels of Greyhound’s customers and the competitive nature of the transportation industry, Greyhound is not always able to pass on increased fuel prices to its customers by increasing its fares. Likewise, increased price competition and lower demand because of a decline in out-of-pocket costs for automobile use may offset any potential benefit of lower fuel prices.
Regulation
As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, Greyhound is registered with the DOT, and is also regulated by the Surface Transportation Board. Greyhound is also subject to state and provincial regulations that are consistent with federal requirements.
Greyhound is subject to regulation under the Americans with Disabilities Act (“ADA”) pursuant to regulations adopted by the DOT. The regulations require that all new buses acquired by Greyhound for its U.S. fixed route operations must be equipped with wheelchair lifts. By October 2006, one-half of Greyhound’s U.S. fleet involved in fixed route operations were required to be lift-equipped, for which Greyhound was in compliance. Additionally, the balance of Greyhound’s U.S. fleet will need to be lift-equipped by October 2012.
In Canada, Greyhound operates under the Canada Transportation Act (“CTA”). The CTA allows each province to regulate provincial scheduled service. Greyhound generally is required to file tariffs with schedule and rate information for its passenger services. The CTA does not cover package express or tour and charter operations; these segments are unregulated in some provinces.

PUBLIC TRANSIT SEGMENT
Services Provided
Our public transit business is a major provider of the following municipal transportation services in the United States:
(i)	Paratransit: We provide transportation for the mobility challenged which complies with the ADA. The ADA guarantees persons with disabilities full and equal access to the same services and accommodations that are available to people without disabilities. Public transit operators provide paratransit services to persons with disabilities that are comparable to the level of fixed-route service provided. Our service offerings include curb-to-curb and door-to-door group and individual dial-a-ride services (76% of revenue);

(ii)	Fixed-route: This service is comprised of public municipal transit bus systems providing scheduled fixed-route transportation. We operate municipal transit bus systems, including the recruitment, training and management of drivers, mechanics and support staff needed to provide such services (23% of revenue); and

(iii)	Other: We provide other transportation services such as shuttle services for corporate campuses (1% of revenue).
Competitive Environment
The public transit market is estimated to be approximately $15 billion based on annual revenue. The total municipal bus fleet in the United States is estimated to be over 118,000 buses of which 69% are fixed-route vehicles and 31% are paratransit vehicles.
Approximately 85% of transit services is self-operated by municipal transit authorities and the remainder is out-sourced to private sector providers like ourselves. Most of the out-sourced transit services are for paratransit transportation. Typically, transit authorities provide the vehicles and facilities, but rely on private contractors to manage the operation. Transit authorities are able to receive up to 80% of the capital costs associated with the fleet and the facilities from the Federal Transit Administration. The barriers to entry for out-sourced transit services are low as a result of the minimal capital required.
There are four large private operators, including ourselves, that we believe provide approximately 70% of the out-sourced transit services. Two of these other transit providers are subsidiaries of large foreign-owned transportation companies. The other large operator is a privately held transportation company based in the United States. We believe we provide approximately 13% of the out-sourced transit services.
Bidding for contracts has been very competitive as private contractors are seeking to increase market share. We believe the competitive environment coupled with the tightening of state and local transit authorities’ budgets have contributed to a general reduction in industry profitability.
Operations
Our public transit business operates dispatch centers, brokerage operations, management contracts and total turnkey operations for both paratransit and fixed-route services from 88 locations in 23 states across the United States. We transport more than 40 million passengers per year under 130 different contracts.
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
All of public transit’s revenues are generated under contracts, generally with three-year maturities and two-year extension options. In July 2006, public transit’s largest contract, with annual revenues of $31 million, expired and was not renewed. After this loss, the largest continuing contract represented 7% of the public transit segment’s revenue in 2006.
Employees
As of August 31, 2006, our public transit business had approximately 6,200 employees, 40% of whom are unionized under 28 collective bargaining contracts. Ten of the collective bargaining agreements, representing over 1,000 employees, are subject to renegotiation in fiscal year 2007. Approximately 14% of our workforce consists of part-time employees.
Driver compensation is market-driven and may be specified by the local Transit Authority during the competitive bidding process. We believe that our relations with our employees in our public transit business are good.
Safety
Public transit operates under very stringent safety standards. In addition to thorough background checks and testing at the time of hire, we require a minimum of over 60 hours of training both in the classroom and behind the wheel for new drivers. Additionally, our existing drivers receive an average of 12 hours of training annually. Over the last few years, we have seen an improvement in our safety record; in particular, the frequency of incidents has declined.
Vehicle Fleet
As of August 31, 2006, public transit operated approximately 3,400 revenue-generating vehicles, of which we own over 1,000, most of which are paratransit vehicles. The remaining units were owned and provided by customers. Our fleet consists of vans, sedans, body-on-chassis small buses and transit style buses configured to the individual requirements of each contract. Vehicle life is usually tied to the contract for which the vehicle is providing services.
Fuel
Fuel price increases, whenever possible, are passed through to our customers or are subject to contractual escalation clauses. In some cases, we further mitigate price increases by incorporating language in our contracts requiring customers to provide the fuel. Of the 9.8 million gallons of fuel purchased annually, over 70% is subject to escalation clauses or the cost is passed through to our customers. In 2006, fuel expense represented 7% of public transit’s revenues.
Regulation
Public transit is heavily regulated by federal, state and local agencies and undergoes both internal and external compliance audits. These regulations set standards for fleet and safety equipment, bus operations and maintenance, driver qualifications and insurance with which we must comply.

AVAILABLE INFORMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission. The public can obtain copies of these materials by visiting the Commission’s Public Reference Room at 100 F Street, NE, Washington DC 20549, by calling the Commission at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge on or through our website at www.laidlaw.com. Copies of our Code of Ethics, as defined under Item 406 of Regulation S-K, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. In accordance with Item 5.05(c) of Form 8-K, we will provide disclosure regarding amendments to our Code of Ethics within four business days following the amendment thereof. We will provide, at no cost, a copy of our Code of Ethics upon request by phone or in writing to our corporate address at 55 Shuman Boulevard, Naperville, Illinois 60563 (telephone number: (630) 848-3000), attention: Investor Relations. The information on our website is not incorporated into, and is not part of, this report.

ITEM 1A.	RISK FACTORS
Our businesses face a variety of financial, operating and market risks including the following:
Economic and other market factors, including competitive pressures and changes in pricing policies, may adversely affect our future financial performance.
Our businesses compete in the areas of pricing and service and face competitive pressures from various sources. Both our education and public transit industries are highly fragmented with several large companies and a substantial number of smaller, locally owned or government-owned operators. Our competitors in the education services industry can also include many school districts since most school districts operate their own school bus systems. Similarly, while the majority of the paratransit bus routes are operated by private entities (including several large companies), our public transit business also competes with many municipalities as most operate their own fixed route municipal bus services.
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
The goal of education services has been to improve operating margins and more effectively manage capital employed. A number of areas have been identified where we believe costs can be reduced through the centralization of administrative and financial services and improvements in our vehicle maintenance and management systems. We are also focusing on growth through acquisitions and increased charter services.
Greyhound has initiatives underway to rejuvenate its brand and increase ridership by improving the passenger experience, updating buses and terminals and shifting the brand messaging away from low-price to one of a good travel experience at a reasonable price. Greyhound will continue to look for opportunities to contain costs and enhance revenue generated per mile by adjusting frequency and pricing to match demand patterns.
These initiatives will take some time to fully implement. Additionally, we may be unable to effectively complete the implementation of these initiatives or the impact of the initiatives may be less than expected, which could result in lower than expected financial results.
Costs and risks associated with litigation could materially affect our financial results.
As discussed in Note 15 — “Legal proceedings” in the Notes to Consolidated Financial Statements, the Company is a defendant in various lawsuits primarily involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on known claims and our historical claims payout pattern we are not aware of any proceeding either threatened or pending against us that would have a material adverse effect on the Company, although the potential for such litigation to arise in the future exists.
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
Labor related costs represent over 50% of our operating expenses. Labor shortages, or low unemployment rates, could hinder our ability to recruit and maintain qualified employees leading to higher than expected increases in employee compensation. We may also be subjected to a continuation of the rapid rise in healthcare costs.
Currently, the existence of many local union contracts limits the impact of any individual labor disruption on our education services operations. However, a coalition of labor unions has been formed that is focusing on organizing service workers in a number of industries, including student transportation. If this coalition were to successfully organize a large portion of our education services work force, we could experience increased operating costs or possibly significant disruption of operations, either of which could have a material adverse effect on our business, financial condition and results of operations.
Our Greyhound operations have agreements with a number of unions. The largest agreement, with the ATU, expiring on January 31, 2007, covers 84% of Greyhound’s U.S. drivers and 45% of Greyhound’s maintenance employees. There is no assurance that we will be able to successfully negotiate an agreement with the ATU beyond the current expiration date. If we are unable to extend this agreement, we could experience a significant disruption of operations and increased operating costs in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Rising fuel costs or potential shortages could have a material adverse affect on our business.
Fuel costs constitute a significant portion of our expenses. Fuel costs have increased to 8.0% of our revenue for 2006 from 6.6% for 2005 and 5.4% for 2004. Fuel prices and supplies are influenced significantly by international, political and economic circumstances as well as naturally occurring disasters. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or refining capacity due to natural disaster or otherwise, higher fuel prices and price increases could materially affect our operating results.
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
Greyhound’s passenger service is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the holiday periods. This results in a disproportionate amount of Greyhound’s annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on Greyhound’s results of operations.
Pension funding requirements could have a material adverse effect on our financial condition and results of operations.
The Company sponsors several defined benefit pension plans, primarily within our Greyhound operations. It is the Company’s policy to fund the minimum required contribution, which for fiscal 2007 will be $15.8 million. Based upon current regulations and plan asset values at August 31, 2006, and assuming annual investment returns of 6%, the Company does not anticipate any significant increase in our minimum funding requirements in the near future. However, there is no assurance that we will be able to earn the assumed rate of return, that new regulations will not prescribe changes in the funding formula, or that there will be market driven changes in discount rates that would result in the Company being required to make increased contributions in the future which could have a material adverse effect on our financial condition and results of operations.
Other
The risks described above are not the only risks that we face. Additional risks and uncertainties not currently known to us or risks and uncertainties we currently view as immaterial or do not reasonably anticipate occurring, may also impair our business operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Our education services business operates school buses and special education vehicles from approximately 450 facilities in the United States and Canada, of which approximately 150 are owned and approximately 300 are leased or operated under contract. To provide these services, we operate approximately 41,000 school buses and special education vehicles. Approximately 39,000 of these vehicles are owned by us while the balance are owned by customers.
Our Greyhound business provides services from approximately 1,600 locations throughout the United States and Canada. The majority of our locations are owned and operated by independent agents of Greyhound. Greyhound owns approximately 100 properties and leases approximately 300 properties in the United States and Canada. Greyhound has a fleet of approximately 2,500 buses, of which approximately 1,700 buses are owned and approximately 800 are leased.
Our public transit business operates from 88 locations in the United States, of which four are owned, 70 are leased and the rest are customer owned. To provide these services, we operate approximately 3,400 revenue-generating vehicles, including 2,600 paratransit vehicles, of which over 1,000 are owned by us while the remaining units are owned and provided by our customers.
We believe our facilities and equipment are adequate to service our present business needs.

ITEM 3.	LEGAL PROCEEDINGS
General Litigation and Other Disputes
Contingent Liabilities Relating to Sale of AMR
The Company sold its healthcare transportation services company, American Medical Response (“AMR”), to an affiliate of Onex Corporation in accordance with a Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company is subject to indemnification obligations related to the matters set forth below.
On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to contracts in Georgia and Colorado for the period from January 1993 through May 2002. The Company is unaware of any active government investigation arising out of AMR activities in Georgia or Colorado and, therefore, does not currently believe there is a material financial exposure related to this matter.
During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. On September 14, 2006, AMR entered into a Settlement Agreement with the DOJ related to the above matters. Shortly thereafter, the Company paid AMR an agreed upon indemnification amount that was within the accrual the Company had previously established with respect to this matter.
Other
The Company is also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us that would have a material adverse effect on the Company.
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
At August 31, 2006, the Company had reserved $9.1 million for general environmental liabilities. Of this amount, $0.4 million was reserved for fourteen superfund sites, where we are a de minimis contributor in virtually all cases, and $8.7 million is reserved for ongoing remediation at approximately 60 owned or leased facilities. The largest liability established for remediation at a specific site is approximately $1.2 million.
The adoption of a new accounting pronouncement (“FIN 47”) issued in March 2005 required the Company to recognize additional liabilities. Therefore, the Company has also recorded $8.8 million of liability for asset retirement obligations triggered by environmental laws and regulations related to the remediation and abatement of asbestos containing materials and disposal of fuel storage tanks. The Company has approximately 250 facilities with asbestos containing materials with the largest exposure at any individual location amounting to $0.4 million. Additionally, this liability covers disposal costs for approximately 360 fuel storage tanks. See Note 12 — “Change in accounting principle” in the Notes to the Consolidated Financial Statements for additional disclosures related to these obligations.
Management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Laidlaw International as of October 31, 2006 are as follows.

Name	Age	Position
Kevin E. Benson	59	Director, President and Chief Executive Officer
Beth Byster Corvino	49	Executive Vice President, General Counsel and Corporate Secretary
Mary B. Jordan	47	Executive Vice President, Human Resources and Internal Communications
Jeffrey W. Sanders	44	Vice President, Chief Financial Officer
Jeffery A. McDougle	50	Vice President, Treasurer
Biographical information relating to each of our officers is set forth below.
Kevin E. Benson has been President and Chief Executive Officer and a director of the Company since June 2003. From September 2002 to June 2003, Mr. Benson was President and Chief Executive Officer of the Company’s predecessor, Laidlaw Inc. Laidlaw Inc. and Laidlaw Investments Ltd. filed petitions for chapter 11 protection in June 2001 and in June 2003 Laidlaw Investments Ltd. emerged from bankruptcy and reorganized as Laidlaw International, Inc., a Delaware company. Prior to that, Mr. Benson served as President and Chief Executive Officer of the Insurance Corporation of British Columbia, an insurance company, from December 2001 until September 2002 and as President of The Pattison Group, a privately owned company that owns interests in numerous businesses across a range of industries, in 2000 and 2001. He previously served as President and Chief Executive Officer of Canadian Airlines from 1996 until 2000. Mr. Benson also serves as a director of TransCanada Pipelines Ltd.

Beth Byster Corvino has been Executive Vice President, General Counsel and Corporate Secretary of the Company since July 2005 and had served as Senior Vice President since April 2004. From April 1998 to April 2004 she served as Vice President, General Counsel and Corporate Secretary, and then as a consultant to, Chas. Levy Company LLC, a book and magazine wholesaler, where she was responsible for all legal affairs and strategic planning, and served as Chief Operating Officer of its trucking subsidiary.
Mary B. Jordan has been Executive Vice President, Human Resources and Internal Communications of the Company since July 2006. From April 2004 to March 2006 she served as the Provincial Executive Director for the British Columbia Centre for Disease Control in Vancouver. She previously served from September 2001 to June 2003 as Senior Vice President, Air Canada, International and British Columbia, and from June 2000 to September 2001 as President of Air Canada’s low cost subsidiary. Ms. Jordan also serves as a director of the Vancouver International Airport Authority.
Jeffrey W. Sanders has been Vice President, Chief Financial Officer of the Company since July 2006. From August 2003 until July 2006 he served as Vice President, Corporate Development and as Controller since January 2004. From May 1999 until July 2003 he served as Senior Vice President and Chief Financial Officer of Greyhound Lines, Inc. Mr. Sanders joined Greyhound Lines, Inc. in June 1997 as Vice President, Corporate Development and from September 1997 through May 1999 served as Vice President Finance.
Jeffery A. McDougle has been Vice President and Treasurer since February 2004. From July 2003 until January 2004, he served as Vice President of Fleet at US Airways Inc. From April 2002 until July 2003, Mr. McDougle served as Vice President of Finance and Treasurer for US Airways Group, where in addition to his treasury functions, he was responsible for corporate finance, corporate insurance and purchasing. In addition, he served as Vice President — Purchasing of US Airways, Inc. from November 2001 to April 2002 and Vice President — Treasurer of US Airways Group from May 1999 to November 2001. US Airways Group and its subsidiary US Airways Inc. filed a petition for Chapter 11 protection on August 11, 2002 and later emerged from bankruptcy on March 31, 2003. US Airways Group and its subsidiary US Airways Inc. subsequently re-filed a petition for Chapter 11 protection on September 12, 2004 and then emerged from bankruptcy on September 27, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LI”.
The following table details the high and low sale prices of our common stock for the years ended August 31, 2006 and 2005.

	HIGH	LOW
Year ended August 31, 2006:
Fourth Quarter	$27.35	$24.10
Third Quarter	29.40	24.30
Second Quarter	28.34	21.42
First Quarter	25.68	21.09

Year ended August 31, 2005:
Fourth Quarter	$26.50	$22.47
Third Quarter	23.43	20.41
Second Quarter	23.00	18.85
First Quarter	19.00	15.37
On October 31, 2006, the last sale price of the common stock as reported by the NYSE was $29.01 per share and there were 52 holders of record of our common stock.
During 2006, the Company paid cash dividends to stockholders of $0.60 per share. While the Company intends to pay dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the Board, or a committee thereof, at its discretion and will depend upon the Company’s results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant.
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

Securities authorized for issuance under compensation plans as of August 31, 2006 are summarized below:

Available for
	Number of		future issuance
	shares to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	2,087,738	$18.15 *	2,431,653

Equity compensation plans not approved by shareholders	None	None	None

Total	2,087,738	$18.15 *	2,431,653

*	Weighted average exercise price of the 1,270,044 stock options outstanding on August 31, 2006.
Purchases of Equity Securities by the Issuer
Purchases made under the Company’s stock repurchase programs for the three months ended August 31, 2006 were as follows:

			Total number of shares	Approximate dollar value of
			purchased as part of	shares that may yet be
	Total number of shares	Average price paid	publicly announced plans or	purchased under the plans
Period	purchased	per share	programs	or programs (in millions)
June 1 — June 30	—	$—	—	$123.2 (1)
July 1 — July 31	—	—	—	500.0 (2)
August 1 - August 31 (3)	16,037,985	26.88	16,037,985	68.9

Total	16,037,985	26.88	16,037,985

(1)	Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of our outstanding stock. As of May 31, 2006, 2,821,200 shares had been repurchased at an aggregate cost of $76.8 million.

(2)	On July 6, 2006 we announced that our Board of Directors had authorized the Company to repurchase an additional $376.8 million of our outstanding common stock. This authorization, in combination with the remaining amount authorized under the previously announced buyback program, allowed the Company to repurchase up to $500 million of our outstanding stock.

(3)	On August 7, 2006, we repurchased 15,557,985 million shares of common stock for $26.90 per share through a modified “Dutch” auction tender offer. Additionally, we repurchased 480,000 shares on the open market at an average price of $26.29 per share.

ITEM 6.	SELECTED FINANCIAL DATA
The following information should be read in conjunction with our consolidated financial statements, “Management Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included elsewhere in this filing.

					Predecessor Company *
($ in millions except per share amounts)				Three Months ended	Nine Months ended	Year ended
	Years ended August 31,			August	May 31,	August 31,
Statements of Operations Data	2006	2005	2004	31, 2003	2003	2002

Revenue	$3,131.9	$3,026.5	$3,026.8	$612.6	$2,374.4	$3,012.9

Depreciation and amortization	215.8	249.1	230.7	39.5	195.5	259.8
Operating income	250.5	164.9	142.8	7.9	116.6	64.8

Income (loss) from continuing operations **	$141.2	$(5.6)	$46.5	$(0.4)	$373.4	$50.7
Income (loss) from discontinued operations ***	(12.6)	218.0	15.2	(9.5)	(1,586.2)	(35.8)
Cumulative effect of a change in accounting principle	(3.7)	—	—	—	—	—

Net income (loss)	$124.9	$212.4	$61.7	$(9.9)	(1,212.8)	$14.9

Basic earnings (loss) per share Continuing operations	$1.44	$(0.06)	$0.47	$(0.01)	$1.15	$0.16
Discontinued operations	(0.13)	2.18	0.15	(0.09)	(4.87)	(0.11)
Cumulative effect of a change in accounting principle	(0.04)	—	—	—	—	—

Net income (loss)	$1.27	$2.12	$0.62	$(0.10)	$(3.72)	$0.05

Diluted earnings (loss) per share Continuing operations	$1.44	$(0.06)	$0.45	$(0.01)	$1.15	$0.16
Discontinued operations	(0.13)	2.18	0.14	(0.09)	(4.87)	(0.11)
Cumulative effect of a change in accounting principle	(0.04)	—	—	—	—	—

Net income (loss)	$1.27	$2.12	$0.59	$(0.10)	$(3.72)	$0.05

Dividends per Common Share	$0.60	$0.15	$—	$—	$—	$—

Balance Sheet Data ****
(at period end)

Total assets — Continuing operations	$3,038.7	$2,908.7	$3,030.3	$3,031.5	$3,064.3	$3,790.1
Total assets	3,038.7	2,908.7	3,948.4	3,977.1	3,954.1	6,275.9
Total debt	807.3	314.4	1,135.1	1,190.5	1,213.2	192.7
Liabilities subject to compromise	—	—	—	—	—	3,977.1
Shareholders’ equity	1,207.9	1,600.2	1,376.5	1,290.3	1,309.3	954.1

*	In June 2001 Laidlaw Inc. (the “Predecessor Company”) filed a voluntary petition for bankruptcy protection under chapter 11, engaged in an internal restructuring and, in June 2003, the Company emerged from bankruptcy protection. In accordance with the principles of fresh start accounting, the Company adjusted its assets and liabilities to their estimated fair values as of June 1, 2003. Due to the changes in the financial structure of the Company the consolidated financial statements of the Company issued subsequent to the application of fresh start accounting may not be comparable with the consolidated financial statements issued by the Predecessor Company prior to the application of fresh start accounting. A black line has been drawn on the schedule above to separate and distinguish between the Company and the Predecessor Company.

**	The year ended August 31, 2005 includes $72.2 million of debt restructuring costs. The nine months ended May 31, 2003 includes a net gain on extinguishment of debt of $1,482.8 million, charges to income for fresh start accounting adjustments of $547.4 million and a goodwill impairment charge of $636.4 million.

***	The year ended August 31, 2005 includes a $238.6 million gain on sale of the Company’s healthcare businesses. The nine months ended May 31, 2003 includes charges to income of $1,569.0 million for goodwill impairment and $62.2 million for fresh start accounting adjustments.

****	All balance sheet data on May 31, 2003 has been adjusted for fresh start accounting adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Laidlaw International, Inc. and its subsidiaries are North America’s largest providers of school and inter-city bus transport services and a leading supplier of public transit services. Our businesses operate under the brands: Laidlaw Education Services, Greyhound Lines, Greyhound Canada and Laidlaw Transit, and in three reportable segments:
Education services. Through our education services segment, we provide school bus transportation in the United States and Canada. We operate traditional school buses and special education vehicles to transport more than two million students each school day.
Greyhound. Greyhound is the only national provider of scheduled intercity bus transportation services in the United States and Canada. Greyhound also provides package delivery services in conjunction with the scheduled passenger operation, charter bus services and, in certain terminals, food service.
Public transit. Our public transit segment provides municipal, fixed-route bus transportation and paratransit bus services throughout the United States. Paratransit bus services offers transportation for riders with disabilities or who are unable to use the fixed route services.
YEAR IN REVIEW
Fiscal 2006 was a year of success and achievement. With a smaller, more focused portfolio of transportation service businesses, we continued throughout 2006 to pursue our strategy of achieving operational excellence by improving performance of each of our segments, developing opportunities for revenue growth and delivering tangible value for our shareholders.
Education Services — Fiscal 2006 represented the third year of implementing a strategy that draws on our leadership position in the student transportation industry to improve the operating efficiencies of the business. A review of the contracts up for renewal indicated $91 million of contractual revenue was providing returns below sustainable levels. Under our “up or out” policy, we were able to retain 82% of these contracts, repriced at more appropriate rates when the new contracts commence in fiscal 2007. The rising cost of fuel put pressure on margins, but we were able to mitigate its impact as a result of improved pricing on low margin contracts and improved operating efficiencies. In addition to continuing our system-wide consolidation efforts of administrative functions, the business moved closer to our goal of using technology to improve operating controls and margin expansion. We completed the development of a vehicle maintenance system during the year and tested it at a number of branch locations. With positive feedback from the testing phase, we plan to distribute the system throughout the branch network in the second half of fiscal 2007. The technology development of a vehicle monitoring system that provides real-time performance measurements is continuing. Finally, after two years of deliberately flat revenue, Education services realized top-line growth, benefiting in part from price increases and a net gain in contracts.
Greyhound — During 2006, Greyhound completed its network transformation, eliminating unprofitable routes and frequencies, and reducing low-yielding, long distance trips. The restructuring of the network has reduced variable costs and increased revenue per bus mile. After years with relatively little change to ticket prices, Greyhound implemented a series of price increases, totaling nearly 11%, throughout the year. We believe the sharp increase in gasoline costs, as well as faster schedules from the network transformation helped support the demand as we instituted the ticket price increases. Consumer bus-travel demand, especially in the southern United States, was also positively influenced by the severe hurricanes that occurred in 2006. Implementation of a strategy to rejuvenate the brand and increase ridership is underway. Using market research and feedback from test markets, Greyhound began updating its terminals and buses in order to enhance the travel experience, and intends over the next 18 months to roll out these changes throughout the network.
Public Transit — Revenue growth was a challenge for public transit during 2006. While winning 11 new contracts with annualized revenues of $22 million during the year, the Company was unsuccessful in retaining a large contract — $31 million in annualized revenues — and, as a result, is likely to see revenue decline slightly in fiscal 2007. Revenue development efforts continue to be a primary focus. We launched a management training program in 2006 to develop project managers, especially for new contracts. With much of public transit’s revenue from long-term contracts, the rise in fuel costs during 2006 hurt margins. We continue to focus on growing revenue through new contracts and realizing an expansion of margins through improved operating efficiencies.
The results of the businesses contributed to our ability to pay a dividend of $0.60 per common share and to initiate share repurchase programs. In January 2006, we launched a stock purchase plan and repurchased $77 million of common stock through open market purchases from January through April 2006. A subsequent $500 million stock purchase program was implemented with the initiation of a modified “Dutch” auction tender offer and a corresponding $500 million term B debt facility to fund the buyback. Through the tender offer, the Company repurchased $419 million of common stock, and was authorized to purchase the remaining balance, or $81 million, through open market purchases. As of year end, we had purchased an additional $12 million of common shares leaving $69 million authorized for future purchases. All authorized amounts had been repurchased by October 31, 2006.
The incremental $500 million term B debt facility, used to repurchase shares of our common stock, increased the leverage of the Company and contributed to a more efficient balance sheet and capital structure. Despite the increase in debt, we were able to maintain an investment grade rating with Standard & Poors.
The progress we made in 2006 was substantial, especially in light of the tough fuel environment. As we look forward, there is still much to do at each of our businesses as they focus on improved performance through operational excellence.

RESULTS OF OPERATIONS
Results of operations for the years ended August 31, 2006, 2005 and 2004 ($ in millions):

	Year ended August 31,
	2006	2005	2004

Revenue	$3,131.9	$3,026.5	$3,026.8

Compensation expenses	1,540.9	1,519.0	1,555.8
Vehicle related costs	249.7	259.5	260.5
Fuel expense	250.5	199.7	163.1
Insurance and accident claim costs	168.4	163.2	206.0
Occupancy costs	164.2	156.7	157.8
Depreciation and amortization	215.8	249.1	230.7
Other operating expense	291.9	314.4	310.1

Operating income	250.5	164.9	142.8

Interest expense	(24.3)	(70.8)	(78.6)
Other income, net	10.4	10.5	2.1
Debt restructuring costs	—	(112.2)	—

Income (loss) before income taxes	236.6	(7.6)	66.3
Income tax (expense) benefit	(95.4)	2.0	(19.8)

Income (loss) from continuing operations	141.2	(5.6)	46.5
Income (loss) from discontinued operations	(12.6)	218.0	15.2

Income before cumulative effect of a change in accounting principle	128.6	212.4	61.7

Cumulative effect of a change in accounting principle	(3.7)	—	—

Net income	$124.9	$212.4	$61.7

Operating income as a percentage of revenue:

	Year ended August 31,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%

Compensation expenses	49.2	50.2	51.4
Vehicle related costs	8.0	8.5	8.6
Fuel expense	8.0	6.6	5.4
Insurance and accident claim costs	5.4	5.4	6.8
Occupancy costs	5.2	5.2	5.2
Depreciation and amortization	6.9	8.3	7.6
Other operating expense	9.3	10.4	10.3

Operating income	8.0%	5.4%	4.7%

Results by reportable segment
The Company’s reportable segments are business units that offer different services and are each managed separately. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization (“EBITDA”). A reconciliation of EBITDA to consolidated net income from continuing operations is presented in Note 16 — “Segment information” in the Notes to the Consolidated Financial Statements.
Education services

($ in millions)	Revenue	EBITDA	EBITDA Margin

Year ended August 31,
2006	$1,579.5	$294.5	18.6%
2005	1,518.2	296.0	19.5
2004	1,495.8	279.3	18.7

Percentage increase (decrease)
Year 2006 over 2005	4.0%	(0.5)%	(90	) BP*
Year 2005 over 2004	1.5	6.0	80

*	Increase (decrease) in EBITDA margin is expressed in basis points
Revenue increased by $61.3 million for the year ended August 31, 2006 compared to 2005. The improvement resulted from new customer additions, price increases, route additions on existing contracts, a favorable Canadian dollar exchange rate, an increase in extracurricular and charter activity and increased billings from fuel price escalation clauses, which more than offset revenue lost from contracts that were not renewed. The increase in the value of the Canadian currency represented $16.0 million of the increase in revenue.
Revenue in 2005 increased by $22.4 million compared to 2004. Nearly two thirds of the increase was due to a strengthening of the Canadian dollar relative to the U.S. dollar that had the effect of increasing revenue by $14.6 million. The remaining increase was due to revenue on new business, price increases, route additions on existing contracts, and additional charter activity which more than offset revenue declines from lost contracts.
EBITDA decreased $1.5 million in 2006 compared to 2005 and the EBITDA margin declined by 90 basis points. Fuel expense increases due to higher prices were somewhat offset by improvements in compensation and insurance costs. Compensation costs decreased as a percentage of revenue primarily due to improved pricing on certain contracts, while the improvement in insurance costs is principally due to a reduction in accident frequency.
EBITDA improved by $16.7 million in 2005 compared to 2004 and the EBITDA margin improved by 80 basis points primarily due to lower insurance costs offset somewhat by higher fuel prices and increased vehicle maintenance costs. Insurance costs declined in 2005 due to favorable trends in accident frequency along with improvements in the development of insurance losses from previous years.

Greyhound

($ in millions)	Revenue	EBITDA	EBITDA Margin

Year ended August 31,
2006	$1,244.2	$152.1	12.2%
2005	1,201.6	101.9	8.5
2004	1,230.5	86.2	7.0

Percentage increase (decrease)
Year 2006 over 2005	3.5%	49.3%	370	BP*
Year 2005 over 2004	(2.3)	18.2	150

*	Increase in EBITDA margin is expressed in basis points
Revenue increased $42.6 million in 2006 compared to 2005, principally due to higher ticket prices and a favorable Canadian dollar exchange rate somewhat offset by passenger reductions due to both network changes and increased ticket prices. Additionally, revenue in 2006 benefited from increased passenger volume in regions of the U.S. with high instances of individuals dislocated by the severe hurricanes that occurred in the Gulf Coast. The increase in the value of the Canadian currency increased 2006 revenues by $19.7 million.
Revenue in 2005 declined $28.9 million compared to 2004, primarily due to a decrease in passenger services and tour and charter revenue, somewhat offset by an increase in the Canadian exchange rate. Had there been no change in the Canadian exchange rate, revenue would have decreased by $48.7 million compared to 2004. Passenger revenue and miles driven were down due to management reducing lower yielding long-distance trips and eliminating low-performing routes or frequencies. Tour and charter revenue declined $17.2 million mostly due to the sale of several tour and charter businesses in 2005.
EBITDA for the year ended August 31, 2006 benefited from insurance gains of $8.4 million to compensate for hurricane damages and $5.0 million due as compensation for losses incurred during the September 11, 2001 terrorist attacks, while EBITDA for the year ended August 31, 2005 included a $5.8 million loss on disposition of several tour and charter businesses in western Canada. Excluding these items, EBITDA margin improved 210 basis points in 2006 compared to 2005 and 410 basis points compared to 2004. The increase in EBITDA margin is due to increased ticket prices, coupled with improvements in passenger load due to the transformation of our networks, which resulted in significant increases in revenue per bus mile. Elimination of unproductive bus miles has led to a reduction in variable costs that were partially offset by an increase in fuel prices and insurance costs.

Public transit

($ in millions)	Revenue	EBITDA	EBITDA Margin

Year ended August 31,
2006	$308.2	$19.7	6.4%
2005	306.7	16.1	5.2
2004	300.5	8.0	2.7

Percentage increase
Year 2006 over 2005	0.5%	22.4%	120	BP*
Year 2005 over 2004	2.1	101.3	250

*	Increase in EBITDA margin is expressed in basis points
Revenue increased slightly in 2006 compared to 2005 as revenue lost from contracts that were not renewed was more than offset by revenue gains from new contracts, route additions on existing contracts and increased billings from fuel price escalation clauses. The fiscal 2007 results will lose the benefit of a major operating contract that provided approximately $31 million of annual revenue that was not renewed. However, the Company has also won several new contracts during the year which will mitigate much of the loss.
Revenue improved $6.2 million for the year ended August 31, 2005 compared to the year ended August 31, 2004. The increase was principally due to the addition of routes and services on existing contracts as revenue generated from newly acquired contracts was largely offset by revenue lost from existing contracts that were not renewed.
EBITDA in 2006 includes a $3.8 million gain on the sale of one of our facilities. Excluding this gain, EBITDA and EBITDA margin declined slightly in 2006 compared to 2005. Higher fuel and compensation costs were mostly offset by improved insurance costs. EBITDA in 2005 improved $8.1 million compared to 2004 and the EBITDA margin improved 250 basis points primarily due to lower insurance costs. Insurance costs as a percentage of revenue were 6.8% in 2006 and 7.8% in 2005 compared to 10.9% in 2004.
Depreciation and amortization
Depreciation and amortization by business segment is as follows ($ in millions):

	Year ended August 31,
	2006	2005	2004

Education services	$132.6	$168.2	$164.6
Greyhound	73.6	70.3	54.6
Public transit	9.6	10.6	11.5

Consolidated	$215.8	$249.1	$230.7

Depreciation and amortization expense decreased in 2006 compared to 2005, principally due to an increase in the estimated useful life and salvage value of certain classes of school buses in the education services segment. Depreciation and amortization expenses in 2005 increased over 2004, primarily due to a decrease in the estimated useful life and salvage value of certain older Greyhound buses.
Depreciation in 2007 will increase due to increased investment in the education services fleet and because changes in estimated lives that reduced 2006 depreciation expense will have a declining impact in future years.

Interest expense
Interest expense was $24.3 million, $70.8 million and $78.6 million for the years ended August 31, 2006, 2005 and 2004, respectively. The decrease in 2006 and 2005 compared to 2004 was due to changes made to our debt structure during the fourth quarter of fiscal 2005 that reduced the amount of our outstanding debt and lowered overall interest rates. The July 2006 addition of a $500 million term loan will increase interest expense in future years.
Other income, net
Other income, net was $10.4 million, $10.5 million and $2.1 million for the years ended August 31, 2006, 2005 and 2004, respectively, and was primarily related to income on investments. A currency transaction gain of $1.7 million was recorded in 2006 relating to the effect of a stronger Canadian dollar on U.S. dollar denominated debt of our Canadian subsidiaries. Other income, net in 2005 also included $2.1 million received from the finalization of Greyhound’s 1990 bankruptcy proceedings and 2005 and 2004 included income from reimbursements of legal fees expensed in previous periods to defend former directors and officers from claims that arose prior to the Company’s emergence from bankruptcy.
Debt restructuring costs
In 2005, we incurred a $112.2 million charge relating to the retirement of Greyhound’s publicly traded debt and the repurchase of substantially all of our 10 3/4% Senior Notes. A $70.7 million charge incurred to repurchase the notes was principally comprised of tender premiums and consent fees. An additional non-cash charge of $41.5 million resulted from the write-off of deferred financing fees and discounts associated with the retired debt.
Income taxes
Tax expense during 2006 includes a $5.9 million charge related to the repatriation of $196.2 million from the Company’s Canadian subsidiaries. The 2004 tax provision includes a benefit of $6.6 million due to a change in the Canadian tax rate. Excluding these items, the effective tax rate was 38% for the year ended August 31, 2006 compared to 40% for the year ended August 31, 2004 and a tax benefit of 26% for the year ended August 31, 2005. The low effective tax rate in 2005 was principally due to a portion of the debt restructuring costs not providing any state tax benefit.
Discontinued operations
Income from discontinued operations includes the operating results of our healthcare transportation services (“AMR”) and emergency management services segments through the date of their sale on February 10, 2005. Income from discontinued operations for the year ended August 31, 2005 includes a $238.6 million gain on sale of these businesses. The loss from discontinued operations for the year ended August 31, 2006 is principally due to the $10 million settlement of a claim that arose following the sale regarding the valuation of accounts receivables at AMR.
Cumulative effect of a change in accounting principle
FIN 47, issued in March 2005, requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists as to the timing and method of settlement. An asset retirement obligation (“ARO”) is a legal obligation to perform certain activities in connection with retirement, disposal or abandonment of assets. See Note 12 — “Change in accounting principle” in the Notes to the Consolidated Financial Statements for further details.

We adopted FIN 47 on August 31, 2006 and recognized a non-cash cumulative effect charge, net of taxes, of $3.7 million for ARO’s related to the cost of removal and disposal of asbestos and the costs of disposal of fuel storage tanks.
LIQUIDITY AND CAPITAL RESOURCES
At August 31, 2006, cash and cash equivalents totalled $318.7 million, which will support payment of the short term financing used to purchase vehicles, continue our common stock repurchase program and fund the anticipated cash outflow during the first quarter of 2007 due to the cyclical nature of cash flows from our education services segment. Significant cash outflows occur at the start of the school year creating a lag between the cash expended to provide services and the collection of receivables related to those services. Likewise, collection of receivables in the fourth quarter exceeds the outlay of cash due to the near shutdown of operations during the school vacation season.
Net cash provided by operating activities increased to $473.6 million for the year ended August 31, 2006 compared to $266.9 million for the year ended August 31, 2005 principally due to increased operating earnings, lower interest costs and the replacement of insurance program cash collateral with letters of credit. Additionally, expenditures related to the debt restructuring significantly reduced total cash provided from operating activities in 2005.
Purchases of property and equipment in 2006 increased to $329.3 million compared to $186.6 million in 2005. The increase primarily reflects increased investment in the fleet of the education services segment due to new contract wins and restrained spending in the prior year. Additionally, there is an increased level of bus buyouts at lease expiration at Greyhound as well as spending for replacement buses damaged by hurricane Katrina.
Proceeds from the disposal of property and equipment increased to $39.2 million in 2006 compared to $34.2 million in 2005. Fiscal 2006 includes $12.2 million of insurance proceeds received to replace buses damaged by hurricane Katrina, while 2005 includes proceeds of $13.0 million from the sale of a Greyhound garage.
During 2006, we paid dividends of $0.60 per share to our shareholders.
Share repurchase program
Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of our outstanding stock. Through July 5, 2006, we had repurchased approximately 2.8 million shares at an average cost of $27.18 per share through open market purchases, leaving $123.2 million authorized for future repurchases under the program. On July 6, 2006 we announced that our Board of Directors had authorized the Company to repurchase an additional $376.8 million of our outstanding common stock. This authorization, in combination with the remaining amount authorized under the previously announced buyback program, allowed the Company to repurchase an additional $500 million. In August 2006 we repurchased approximately 15.5 million shares for $26.90 per share through a modified “Dutch” auction tender offer. Additionally, we repurchased approximately 0.5 million shares on the open market at an average price of $26.29 per share leaving $68.9 million available for future repurchases. As of October 31, 2006, we had completed the repurchase of all authorized amounts.
Future stock repurchases may be made through open market and privately negotiated transactions at times, and in such amounts, as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Credit Facilities
In July 2006, the Company amended its existing senior secured credit facilities (“Credit Facilities”) to consist of a $277.5 million term loan due June 2010 (“Term A Facility”), a $300 million revolving credit facility (“Revolver”) and add a $500 million term loan due July 2013 (“Term B Facility”).
Principal on the Term A Facility is payable in quarterly installments of $7.5 million from September 30, 2006 through June 30, 2007, $11.25 million from September 30, 2007 through June 30, 2009, $37.5 million from September 30, 2009 through March 31, 2010 with a final payment of $45.0 million due on June 30, 2010.
The Term B Facility consists of a $375 million loan to Laidlaw International, Inc. and a $125 loan to its Canadian subsidiaries. Principal is payable in 26 quarterly installments of $1.25 million from December 31, 2006 through March 31, 2013 and a final payment of $467.5 million is due on July 31, 2013.
The $300 million Revolver was established to fund the Company’s working capital and letter of credit needs. It has a $200 million sub-limit for letters of credit, a $15 million sub-limit for swingline loans and a $50 million sub-limit for Canadian dollar borrowings and Canadian dollar letters of credit by Canadian borrowers. On August 31, 2006, there were $22.0 million of cash borrowings and there were issued letters of credit of $118.6 million, leaving $159.4 million of availability. The $22.0 million cash borrowings are classified as long term based on the Company’s intent and ability under the terms of the Revolver.
Interest on the Credit Facilities’ U.S. borrowings is based on the applicable margin plus the LIBOR rate. Alternatively, at the Company’s option, interest can be calculated using the applicable margin plus a base rate (“Base Rate”) which is the highest of: (a) the base rate of Citibank, N.A., (b) the Federal Funds rate plus 0.50% or (c) the latest three-month certificates of deposit, as determined by Citibank, N.A. and adjusted for the cost of reserves and FDIC insurance assessments plus 0.50%.
The applicable margin used for the Term A Facility and the Revolver is dependent on the Company’s debt rating and ranges from 0.60% to 2.00% for the LIBOR rate and ranges from 0.0% to 1.0% for the Base Rate. The applicable margin used for the Term B Facility is 1.75% for the LIBOR rate and 0.75% for the Base Rate.
The Company established a cash flow hedge by entering into interest rate agreements (“SWAP’s”) with counterparties in order to convert one half of the outstanding Term A Facility principal balance from floating rate debt to fixed rate debt with a weighted average interest rate of 5.5% based upon the applicable margin in effect on August 31, 2006. The notional amounts of the SWAP’s are amortizing in tandem with the scheduled principal payments on the Term A Facility and will expire in June 2010
Interest on Canadian dollar borrowings under the Revolver is based on the applicable margin plus the Canadian prime rate. Alternatively, at the Company’s option, interest can be calculated using the applicable margin plus the Canadian dollar bankers’ acceptance rate.
In addition to interest due on any amounts outstanding, the Company is also responsible for certain commitment and letter of credit fees.
The Credit Facilities are guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries excluding the Company’s insurance subsidiaries. However, the Canadian subsidiaries’ guarantees and collateral only support the loans made to the Canadian borrowers.

Terms included in the Credit Facilities require that the Company meet certain financial covenants including a leverage ratio and interest coverage ratio, as well as certain non-financial covenants. As of August 31, 2006, the Company was in compliance with all such covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As described in Note 8 — “Commitments and contingencies” in the Notes to the Consolidated Financial Statements, we have entered into vehicle operating leases that contain residual value guarantees. The residual value guarantees were included as part of these operating leases in order to reduce costs. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $88.3 million of which we have guaranteed $55.4 million. At August 31, 2006, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $1.8 million and has established appropriate reserves for this estimated liability.
Contractual obligations
We have entered into certain contractual obligations that will require various payments over future periods as follows ($ in millions):

		Scheduled payments in fiscal years
	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt*	$806.5	$34.4	$101.2	$194.6	$476.3
Interest on long-term debt**	291.4	54.2	99.6	75.6	62.0
Capital lease obligation	0.8	0.3	0.4	—	0.1
Operating lease obligation	245.3	71.4	89.0	45.7	39.2
Purchase orders	73.4	73.4	—	—	—
Pension obligation ***	15.8	15.8	—	—	—

Total	$1,433.2	$249.5	$290.2	$315.9	$577.6

*	Excluding capital lease obligations.

**	For variable rate debt we used the applicable margin and interest rate in effect at August 31, 2006 for all periods presented. Amounts include the effects of interest rate swaps.

***	The Company is unable to determine required funding beyond 2007.
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

Claims liability and insurance reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs and ultimate court awards. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.
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
At August 31, 2006, management provided a full valuation allowance against $464 million of deferred tax assets related to capital loss carryforwards as capital losses may only be applied against capital gains and we do not generate capital gains in the ordinary course. However, future unforeseen events may result in capital gains, which would allow us to utilize some or all of these capital loss carryforwards. Conversely, virtually no valuation allowance is provided against the remaining $307 million of deferred tax assets, principally comprised of NOL and interest deduction carryforwards, as management believes that it is more likely than not that the Company will produce sufficient taxable income in the future to fully recover these deferred tax assets. If there are changes in market or operating conditions that reduce management’s estimate of future taxable income this may require the establishment of a valuation allowance against these deferred tax assets in the future. Any future increase, or decrease, in the valuation allowance will give rise to an increase, or decrease, in tax expense.
Pension
Our obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, the expected return on plan assets and the rate of future compensation increases as determined by management. We determine the discount rate based upon the yield available on a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits. For the year ended August 31, 2006, we assumed a 5.2% discount rate. A 25 basis point increase or decrease in last year’s discount rate would have increased or decreased our annual pension expense by approximately $2.5 million.

The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. The assumptions and factors we use may differ materially from the actual return on our plan assets. For the year ended August 31, 2006, we assumed a 6.4% long-term rate of return on our plan assets. A 25 basis point increase or decrease in the long-term rate of return would have increased or decreased our annual pension expense by approximately $2.2 million.
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
Commodity Prices
During the year ended August 31, 2006, fuel costs, which are subject to market risk from changes in the price of fuel, represented 8% of our revenue. In fiscal 2007 we anticipate that approximately 50% of our fuel purchases will be protected from this market risk through customer reimbursed fuel, contract escalation clauses, option contracts (“Fuel Collars”) and forward purchase contracts (“FPCs”).
In 2006 we purchased 109.1 million gallons of fuel at a cost of $250.5 million. A 10% increase or decrease in the cost of fuel on our 2006 fuel usage requirements, assuming 50% was unprotected, would have had a $12.5 million effect on our fuel costs.
During 2006, we began to hedge a portion of our diesel fuel purchases by entering into Fuel Collars, which effectively create a cap on the future purchase price of a certain amount of fuel and at the same time, limit the amount of benefit to the Company in a falling future price market. We create the Fuel Collar by purchasing a call option for diesel fuel while simultaneously selling a put option that covers the identical amount of fuel with the same underlying terms and conditions as the call option. During 2006, we entered into Fuel Collars for 21.5 million gallons of diesel fuel of which 15.0 million gallons remain outstanding at August 31, 2006. All outstanding Fuel Collars will expire in fiscal 2007. Should the price of diesel fuel increase by 10% from the spot price on August 31, 2006, we would realize a $1.0 million gain while a 10% decrease in price would result in a $3.3 million loss.
At August 31, 2006, we had an inventory of fuel of 2.6 million gallons and advance purchase commitments to purchase an additional 1.4 million gallons of fuel. A 10% increase or decrease in fuel costs would not have a material effect on the value of our inventory or our FPCs.

Investment Prices
We currently have exposure in the market price of our equity investments, primarily as part of our insurance collateral. At August 31, 2006, we had $48.6 million of equity investments. A 10% decrease in the market price of our equity security investment would have a $4.9 million effect on the total fair value of our investments.
Foreign Exchange
We currently conduct 16% of our business in Canada and our Canadian operations hold $125 million of U.S. dollar denominated debt, therefore, we are exposed to market risk as the value of the Canadian dollar changes relative to the value of the U.S dollar. A 10% change in the Canadian foreign currency exchange rate would affect our operating revenue by $51 million, operating income by $4 million, income before taxes by $16 million and total assets by $38 million.
Interest Rate Sensitivity
We currently have exposure to interest rates from our long-term debt and debt securities held in our insurance collateral investment portfolio.
At August 31, 2006, we had $800 million of floating rate debt of which $139 million was effectively converted into fixed rate debt through the utilization of interest rate swap agreements. A 100 basis point increase or decrease in variable interest rates would affect our future interest expense cash flows by approximately $6.5 million per year.
At August 31, 2006, we had $245.3 million of investments in debt securities, net of an unrealized loss of $9.7 million as discussed in Note 3 — “Insurance collateral” in the Notes to the Consolidated Financial Statements. A 100 basis point increase or decrease in interest rates would have an $8.1 million effect on the total fair value of our investments in debt securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Financial Information on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2006, the end of the period covered by this report.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of August 31, 2006. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of August 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the Company’s 2007 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be set forth under the captions “Audit Committee and Independent Auditors — Audit Fees,” — Audit-Related Fees,“ — Tax Fees” and — All Other Fees” in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to our audit committee’s pre-approval policies and procedures is incorporated by reference herein by reference from the information provided under the heading “Audit Committee and Independent Auditors — Pre-Approval Policies and Procedures” of our Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	See Index to Financial Statements on page F-1 and (c) below.

(b)	Exhibits

2.1	Third Amended Joint Plan of Reorganization of Laidlaw USA, Inc. and its Debtor Affiliates dated January 23, 2003 (filed as Exhibit 2.1 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.2	Modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.2 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

2.3	Second modifications to the Third Amended Joint Plan of Reorganization (filed as Exhibit 2.3 to the Form 8-K filed on July 7, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Laidlaw International, Inc. (filed as Exhibit 4.1 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

3.2	By-laws of Laidlaw International, Inc. (filed as Exhibit 4.2 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

4.1	Rights agreement, dated as of June 23, 2003, by and between Laidlaw International, Inc. and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.3 to the Form 8-K filed on July 9, 2003 and incorporated herein by reference).

10.1	Laidlaw International, Inc. Amended and Restated 2003 Equity and Performance Incentive Plan (filed as Exhibit A to the Laidlaw International, Inc. Proxy Statement filed on Form DEF 14A on December 28, 2004 and incorporated herein by reference).*

10.2	First amendment to the Laidlaw International, Inc. Amended and Restated 2003 Equity and Performance Incentive Plan.*

10.3	Laidlaw International, Inc. Short Term Incentive Plan.* (filed as Exhibit B to the Laidlaw International, Inc. Proxy Statement filed on Form DEF 14A on December 28, 2004 and incorporated herein by reference).*

10.4	Laidlaw International, Inc. Supplemental Executive Retirement Plans (filed as Exhibit 10.2 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).*

10.5	Credit Agreement dated July 31, 2006 by and among Laidlaw International, Inc., Citigroup Global Markets Inc., UBS Securities LLC and Morgan Stanley Senior Funding, Inc. (Incorporated by reference to Amendment No. 4 to Schedule TO filed on July 31, 2006).

10.6	Agreement made as of June 18, 2003 between Laidlaw Inc. and others and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.5 to the Form 10-Q for the quarter ended May 31, 2003 and incorporated herein by reference).

10.7	Tax sharing agreement between Laidlaw International, Inc. and its U.S. subsidiaries entered into as of June 23, 2003 (filed as Exhibit 10.6 to the Form 10-K for the year ended August 31, 2003 and incorporated herein by reference).

10.8	Indemnification agreement between Laidlaw International, Inc. and its Directors and Officers (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended May 31, 2004 and incorporated herein by reference).

10.9	Stock Purchase Agreement, dated December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and EMSC, Inc. (filed as Exhibit 99.1 to the Form 8-K filed on December 13, 2004 and incorporated herein by reference).

10.10	Stock Purchase Agreement, dated December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and EMSC, Inc. (filed as Exhibit 99.2 to the Form 8-K filed on December 13, 2004 and incorporated herein by reference).

10.11	Amended and Restated Employment Agreement between Laidlaw International, Inc. and Kevin E. Benson (filed as Exhibit 99.1 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).*

10.12	Amended and Restated Employment Agreement between Laidlaw International, Inc. and Beth Byster Corvino (filed as Exhibit 99.2 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).*

10.13	Amended and Restated Employment Agreement between Laidlaw International, Inc. and Jeffrey W. Sanders (filed as Exhibit 99.3 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).*

10.14	Amended and Restated Employment Agreement between Laidlaw International, Inc. and Jeffery A. McDougle (filed as Exhibit 99.4 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).*

10.15	Employment Agreement between Laidlaw International, Inc. and Mary B. Jordan.*

10.16	Amended and Restated Employment Agreement between Laidlaw International, Inc. and Douglas A. Carty (filed as Exhibit 99.5 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).*

10.17	Laidlaw International, Inc. Non-Employee Director Compensation Policy.

10.18	First Amendment to the Laidlaw International, Inc. Non-Employee Director Compensation Policy (filed as Exhibit 99.6 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).

10.19	First Amendment to the Laidlaw International, Inc. Short Term Incentive Plan (filed as Exhibit 99.7 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).

10.20	First Amendment to the Laidlaw Inc. U.S. Supplemental Executive Retirement Arrangement (filed as Exhibit 99.8 to the Form 8-K filed on August 2, 2006 and incorporated herein by reference).

21.1	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2006.

LAIDLAW INTERNATIONAL, INC.
By:	/s/ Kevin E. Benson
Kevin E. Benson
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on November 9, 2006 by the following persons on behalf of the registrant in the capacities below.

Signature	Title

/s/ Kevin E. Benson Kevin E. Benson	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey W. Sanders Jeffrey W. Sanders	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

John F. Chlebowski*	Director

James H. Dickerson, Jr. *	Director

Lawrence M. Nagin*	Director

Richard P. Randazzo*	Director

Maria A. Sastre*	Director

Peter E. Stangl*	Director

Carroll R. Wetzel, Jr.*	Director

*By	/s/ Jeffrey W. Sanders
Jeffrey W. Sanders
As Attorney-in-Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Laidlaw International, Inc.:
We have completed integrated audits of Laidlaw International, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laidlaw International, Inc. at August 31, 2006 and 2005, and the results of its operations and its cash flows for each of three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Chicago, Illinois
November 6, 2006

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	August 31,	August 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$318.7	$217.3
Accounts receivable	210.5	202.6
Insurance collateral	106.4	81.9
Parts and supplies	40.7	32.5
Deferred income tax assets	39.6	42.4
Other current assets	24.8	29.2

Total current assets	740.7	605.9

Property and equipment
Land	164.6	166.9
Buildings	191.0	176.1
Vehicles	1,753.4	1,447.2
Other	137.1	116.4

	2,246.1	1,906.6
Less: Accumulated depreciation	(648.2)	(471.5)

	1,597.9	1,435.1

Other assets
Insurance collateral	303.4	392.2
Other long-term investments	29.3	40.3
Contracts and customer relationships	68.5	73.4
Deferred income tax assets	267.4	350.3
Deferred charges and other assets	31.5	11.5

	700.1	867.7

Total assets	$3,038.7	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	August 31,	August 31,
	2006	2005

LIABILITIES

Current liabilities
Accounts payable	$140.3	$86.4
Accrued employee compensation	112.7	105.7
Other accrued liabilities	95.8	86.9
Current portion of insurance reserves	147.8	141.6
Current portion of long-term debt	34.7	27.8

Total current liabilities	531.3	448.4

Long-term debt	772.6	286.6
Insurance reserves	339.7	344.4
Pension liability	104.5	128.4
Other long-term liabilities	82.7	100.7

Total liabilities	1,830.8	1,308.5

Commitments and contingencies (Note 8, 15)

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 81.6 million (August 31, 2005 — 100.2 million)	0.8	1.0
Additional paid in capital	814.5	1,315.9
Accumulated other comprehensive income	77.8	34.1
Retained earnings	314.8	249.2

Total shareholders’ equity	1,207.9	1,600.2

Total liabilities and shareholders’ equity	$3,038.7	$2,908.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)

	Year Ended August 31,
	2006	2005	2004

Revenue	$3,131.9	$3,026.5	$3,026.8

Compensation expense	1,540.9	1,519.0	1,555.8
Vehicle related costs	249.7	259.5	260.5
Fuel expense	250.5	199.7	163.1
Insurance and accident claim costs	168.4	163.2	206.0
Occupancy costs	164.2	156.7	157.8
Depreciation and amortization	215.8	249.1	230.7
Other operating expenses	291.9	314.4	310.1

Operating income	250.5	164.9	142.8

Interest expense	(24.3)	(70.8)	(78.6)
Other income, net	10.4	10.5	2.1
Debt restructuring costs	—	(112.2)	—

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	236.6	(7.6)	66.3
Income tax (expense) benefit	(95.4)	2.0	(19.8)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	141.2	(5.6)	46.5
Income (loss) from discontinued operations	(12.6)	218.0	15.2

Income before cumulative effect of a change in accounting principle	128.6	212.4	61.7
Cumulative effect of a change in accounting principle	(3.7)	—	—

Net income	$124.9	$212.4	$61.7

Basic earnings (loss) per share
Continuing operations	$1.44	$(0.06)	$0.47
Discontinued operations	(0.13)	2.18	0.15
Cumulative effect of a change in accounting principle	(0.04)	—	—

Net income	$1.27	$2.12	$0.62

Diluted earnings (loss) per share
Continuing operations	$1.44	$(0.06)	$0.45
Discontinued operations	(0.13)	2.18	0.14
Cumulative effect of a change in accounting principle	(0.04)	—	—

Net income	$1.27	$2.12	$0.59

Dividends per share	$0.60	$0.15	$—
The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

						Accumulated
				Additional	Retained	Other	Total
	Common Shares			Paid in	Earnings	Comprehensive	Comprehensive
	# of shares		Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)

Balance at August 31, 2003	100.0	*	$1.0	$1,308.3 *	$(9.9)	$(9.1)
Net income	—		—	—	61.7	—	$61.7
Stock based compensation	—		—	2.6	—	—	—
Other comprehensive income:
Net unrealized gain on financial instruments	—		—	—	—	4.5	4.5
Foreign currency translation adjustment	—		—	—	—	17.4	17.4

Total comprehensive income							$83.6

Balance at August 31, 2004	100.0	*	$1.0	$1,310.9 *	$51.8	$12.8
Net income	—		—	—	212.4	—	$212.4
Stock based compensation	0.2		—	5.0	—	—	—
Dividends paid	—		—	—	(15.0)	—	—
Other comprehensive income (loss):
Net unrealized gain on financial instruments	—		—	—	—	1.2	1.2
Foreign currency translation adjustment	—		—	—	—	39.5	39.5
Minimum pension liability adjustment	—		—	—	—	(19.4)	(19.4)

Total comprehensive income							$233.7

Balance at August 31, 2005	100.2		$1.0	$1,315.9	$249.2	$34.1

Net income	—		—	—	124.9	—	$124.9
Stock based compensation	0.3		—	7.2	—	—	—
Repurchase of common stock	(18.9)		(0.2)	(508.6)	—	—	—
Dividends paid	—		—	—	(59.3)	—	—
Other comprehensive income (loss):
Net unrealized loss on financial instruments	—		—	—	—	(1.4)	(1.4)
Foreign currency translation adjustment	—		—	—	—	25.7	25.7
Minimum pension liability adjustment	—		—	—	—	19.4	19.4

Total comprehensive income							$168.6

Balance at August 31, 2006	81.6		$0.8	$814.5	$314.8	$77.8

*	Net of 3.8 million common shares held in trust. The common shares held in trust were cancelled in fiscal 2005.
The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended August 31,
	2006	2005	2004
Operating activities
Net income	$124.9	$212.4	$61.7
Loss (income) from discontinued operations	12.6	(218.0)	(15.2)
Non-cash adjustments to net income
Depreciation and amortization	215.8	249.1	230.7
Deferred income taxes	85.3	(3.0)	17.5
Write-off of deferred financing fees	—	41.5	—
Other non-cash items	(3.7)	28.6	25.7
Net change in certain assets and liabilities
Accounts receivable	8.0	(6.4)	8.7
Insurance collateral	57.6	(15.9)	(89.7)
Accounts payable and accrued liabilities	6.9	(4.2)	(6.4)
Insurance reserves	4.7	(18.3)	11.0
Other assets and liabilities	(38.5)	1.1	3.0

Net cash provided by operating activities	$473.6	$266.9	$247.0

Investing activities
Purchase of property and equipment	$(329.3)	$(186.6)	$(183.6)
Proceeds from disposal of property and equipment	39.2	34.2	14.9
Expended on acquisitions	(11.0)	(6.4)	(3.4)
Net decrease in performance bond collateral	0.6	20.5	48.6
Net decrease (increase) in other investments	7.5	4.0	(2.5)
Net (distributions) proceeds from sale of healthcare businesses	(10.0)	797.8	—
Net proceeds from sale of other businesses	6.3	10.6	—

Net cash (used) provided by investing activities	$(296.7)	$674.1	$(126.0)

Financing activities
Proceeds from issue of long-term debt	$522.1	$300.5	$3.6
Repayments of long-term debt	(29.1)	(1,155.3)	(65.8)
Repurchase of common stock	(504.0)	(84.5)	—
Dividend payment	(59.3)	(15.0)	—
Other financing activities	(5.2)	(4.4)	(5.3)
Decrease in credit facility cash collateral	—	100.0	—

Net cash used in financing activities	$(75.5)	$(858.7)	$(67.5)

Discontinued operations (revised — Note 14)
Operating cash flows	$—	$(1.8)	$56.1
Investing cash flows	—	(15.0)	(42.0)
Financing cash flows	—	(2.4)	(7.4)

Net cash used by discontinued operations	$—	$(19.2)	$6.7

Net increase in cash and cash equivalents	$101.4	$63.1	$60.2

Cash and cash equivalents — beginning of period	217.3	154.2	94.0

Cash and cash equivalents — end of period	$318.7	$217.3	$154.2

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
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and all of its respective subsidiaries. All significant intercompany transactions and balances have been eliminated. Prior period amounts have been reclassified to conform to the current year presentation. Upon emergence from bankruptcy in June 2003, the Company adopted Fresh Start accounting and adjusted all assets and liabilities to fair value at that time.
Note 2 — Summary of significant accounting policies
A summary of the significant accounting policies followed in the preparation of these consolidated financial statements is presented below:
Cash and cash equivalents
Cash and cash equivalents include short-term investments that are part of the Company’s cash management portfolio. These investments are highly liquid and have original maturities of three months or less.
Accounts receivable
Accounts receivable are net of an allowance for doubtful accounts of $6.0 million on August 31, 2006 and $6.2 million on August 31, 2005. The allowance for doubtful accounts is based on the credit risk applicable to particular customers, historical trends and other relevant information.
Parts and supplies
Parts and supplies are valued at the lower of cost, determined on a first-in first-out basis and replacement cost. This approximates fair value.
Property and equipment
Additions to property and equipment are recorded at cost. Depreciation of property and equipment is recorded on a straight-line basis over their estimated useful lives, which range from twenty to forty years for buildings, five to fifteen years for vehicles, and three to ten years for all other items. Depreciation of education services vehicles during the year is allocated based on usage.

Maintenance costs are expensed as incurred while improvements and expenditures that extend the useful life of the assets are capitalized.
Insurance collateral
Insurance collateral is comprised principally of cash, deposits and debt and equity securities and supports the Company’s insurance program and reserves. If these investments were sold or otherwise liquidated they would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Income earned on these investments are an element of the costs related to the Company’s self-insurance program and are included as part of “Insurance and accident claim costs” in the Consolidated Statements of Operations.
The Company determines the classification of debt and equity securities as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with net unrealized gains and losses reported as a component of “Accumulated other comprehensive income”. The cost of securities sold is based on the specific identification method. At August 31, 2006, all of the securities are designated as available-for-sale and are stated at fair value.
Other long-term investments
Investments in shares of companies over which the Company has significant influence are accounted for by the equity method and equity earnings are recognized to the extent that an increase in the carrying value is determined to be realizable. Marketable securities are carried at fair value and other investments are carried at their original cost.
Contracts and customer relationships
The Company’s contracts and customer relationships represent the amortized fair value of such assets held by the Company’s education services segment. Substantially all of the revenue of the education services segment is derived from contracts. The contracts generally have terms of three to five years and historically most contracts have been renewed. Contract assets are initially valued based on the remaining terms of the contract and the expected contract renewal period used to determine the acquisition price or fair value. The contracts are amortized on a straight-line basis over the length of the contract and expected renewal period, if any, which ranges from three to fifteen years.
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
The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are developed using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Workers’ compensation claims are discounted at a rate commensurate with the interest rate on monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities. Auto and general liability claims are not discounted.
Investment income earned on the investments supporting these reserves has been offset against the costs related to the Company’s self-insurance program and is included as part of “Insurance and accident claim costs” in the Consolidated Statements of Operations. The accretion of imputed interest from the discounting of the reserves is also included as part of these expenses.
Defined benefit pension plans
The costs of pension benefits are actuarially determined using the projected benefit method pro-rated for service and management’s best estimate of expected plan investment performance, discount rates, salary escalation, retirement ages of employees and mortality tables. Plan assets are recorded at market value. Any net actuarial gain or loss in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets is amortized over the average remaining service period of participating employees for active plans and average remaining life expectancy of retired participants for frozen plans.
Financial instruments
The Company’s cash and cash equivalents, insurance collateral, other long-term investments, accounts receivable, accounts payable, accrued liabilities, long-term debt and other long-term liabilities constitute financial instruments. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout North America.
The Company’s derivative policy allows the use of derivative financial instruments for purposes other than trading to minimize the risk and costs associated with financing and operating activities. The Company periodically enters into forward purchase contracts for the purchase of diesel fuel whereby the Company agrees to take delivery of a set amount of fuel at a fixed price at a future specified date as an economic hedge against future price changes. Additionally, the Company has entered into option contracts to hedge against fuel price fluctuations. Specifically, the Company will purchase a call option for diesel fuel while simultaneously selling a put option that covers the identical amount of fuel with the same underlying terms and conditions as the call option. The Company also periodically enters into interest rate swap agreements to convert a portion of the interest rate exposure of our long-term debt from floating rates to fixed.
Fair value of the Company’s financial instruments is determined using the methods and assumptions required by SFAS 107 “Disclosures About Fair Value of Financial Instruments”. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and other long-term liabilities, approximate fair value. The fair values of the debt and equity securities included in insurance collateral and other long-term investments are based upon quoted market prices at August 31, 2006 and 2005.
Foreign currency
The accounts of foreign-based subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts have been translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.
Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. These gains and losses are included in the Consolidated Statements of Operations and are immaterial for all years presented.
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
Recent accounting pronouncements
FASB Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) was issued in March 2005 and clarifies the accounting prescribed in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists as to the timing and method of settlement. The Company adopted FIN 47 August 31, 2006 and the Company recorded a liability of $8.8 million and recognized a non-cash cumulative effect charge of $3.7 million, net of taxes. See Note -12 “Change in accounting principle” for further discussion.
FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued In July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. The Company is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company’s consolidated financial statements.
Note 3 — Insurance collateral
As discussed in Note 2 — “Summary of significant accounting policies”, the Company maintains insurance collateral to support the Company’s insurance program and insurance reserves. Components of the Company’s insurance collateral program are as follows ($ in millions):

	August 31,	August 31,
	2006	2005
Cash, deposits and receivables	$115.9	$131.3
Debt securities	245.3	296.7
Equity securities	48.6	46.1

Total insurance collateral	409.8	474.1
Less: current portion	106.4	81.9

Long term insurance collateral	$303.4	$392.2

All of the debt and equity securities have been classified as available-for-sale securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Gains and losses realized on sale of debt and equity securities have been offset against the costs related to the Company’s self-insurance program and are included as part of “Insurance and accident claim costs” in the Consolidated Statements of Operations. Proceeds from sale of available for sale securities for the year ended August 31, 2006 were $82.9 million resulting in gross realized gains of $6.2 million and gross realized losses of $2.0 million. The net realized gains for the year ended August 31, 2006 include $1.3 million which had been classified at August 31, 2005 as part of net unrealized gains and losses.
The amortized cost and estimated fair market value of investments in debt and equity securities for the years ended August 31, 2006 and 2005 are as follows ($ in millions):

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	losses	Value
August 31, 2006
Debt securities	$255.0	$—	$(9.7)	$245.3
Equity securities	45.7	4.1	(1.2)	48.6

Total	$300.7	$4.1	$(10.9)	$293.9

August 31, 2005
Debt securities	$301.1	$0.6	$(5.0)	$296.7
Equity securities	43.6	3.9	(1.4)	46.1

Total	$344.7	$4.5	$(6.4)	$342.8

The following table shows the gross unrealized losses and fair value of the Company’s unrealized losses aggregated by length of time the individual securities have been in a continuous unrealized loss position ($ in millions):

	12 months or greater		Less than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
August 31, 2006
Debt securities	$200.1	$8.5	$43.2	$1.2	$243.3	$9.7
Equity securities	2.6	0.2	9.2	1.0	11.8	1.2

Total	$202.7	$8.7	$52.4	$2.2	$255.1	$10.9

August 31, 2005
Debt securities	$190.3	$4.6	$68.6	$0.4	$258.9	$5.0
Equity securities	3.8	0.5	9.8	0.9	13.6	1.4

Total	$194.1	$5.1	$78.4	$1.3	$272.5	$6.4

The contractual maturities of the debt securities at August 31, 2006 are as follows ($ in millions):

Due within one year	$39.4
Due between one year and five years	126.0
Due between five years and ten years	79.9

Total fair market value of debt securities	$245.3

On an ongoing basis the Company evaluates its investments in debt and equity securities to determine if a decline in fair market value is other-than temporary. If a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Note 4 — Contracts and customer relationships
Contracts and customer relationships are net of accumulated amortization of $24.9 million and $18.4 million at August 31, 2006 and 2005, respectively. Amortization expense was $6.5 million and $7.5 million for the years ending August 31, 2006 and 2005, respectively. Estimated amortization expense on existing contracts for the year ending August 31, 2007 and the next four years thereafter is $6.6 million, $6.6 million, $6.6 million, $5.8 million and $5.6 million, respectively.
Note 5 — Income taxes
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle by geographic area is as follows ($ in millions):

	Year Ended August 31,
	2006	2005	2004
United States	$192.7	$(24.1)	$37.3
Canada	43.9	16.5	29.0

	$236.6	$(7.6)	$66.3

Income tax expense (benefit) by geographic area is as follows ($ in millions):

	Year Ended August 31,
	2006	2005	2004
Current income tax expense
U.S. — Federal	$7.3	$—	$—
U.S. — State	1.6	0.5	1.7
Canada	1.2	0.5	0.6

Total current income tax expense	$10.1	$1.0	$2.3

Deferred income tax expense (benefit)
U.S. — Federal	$60.2	$(10.2)	$12.6
U.S. — State	6.5	0.9	0.6
Canada	18.6	6.3	4.3

Total deferred income tax expense (benefit)	$85.3	$(3.0)	$17.5

Total income tax expense (benefit)
U.S. — Federal	$67.5	$(10.2)	$12.6
U.S. — State	8.1	1.4	2.3
Canada	19.8	6.8	4.9

Total income tax expense (benefit)	$95.4	$(2.0)	$19.8

The effective income tax rates on income from continuing operations before income taxes and cumulative effect of a change in accounting principle differs from the statutory rates as follows ($ in millions):

	Year Ended August 31,
	2006	2005	2004

Income tax expense (benefit) at the statutory rate	$82.8	$(2.7)	$23.2
Increase (decrease) resulting from:
Tax rate differentials in other jurisdictions	0.5	0.7	0.9
State taxes	5.2	0.9	1.5
Foreign earnings repatriated	5.9	—	—
Canadian tax rate change	3.8	—	(6.6)
Change in valuation allowance	(0.7)	0.3	—
Other	(2.1)	(1.2)	0.8

Income tax expense (benefit)	$95.4	$(2.0)	$19.8

The deferred income tax assets and liabilities contain the following temporary differences ($ in millions):

	August 31, 2006	August 31, 2005
Deferred income tax assets:
Capital loss carryforwards	$464.0	$487.1
Net operating loss and credit carryforwards	142.5	180.3
Interest deduction carryforwards	131.8	163.1
Claims liabilities	74.1	65.0
Pension liability	36.3	49.2
Other accrued liabilities	36.4	47.9

Total deferred income tax assets	$885.1	$992.6

Deferred income tax liabilities:
Book over tax depreciation/amortization	$107.1	$104.1
Other	6.7	8.4

Total deferred income tax liabilities	$113.8	$112.5

Net deferred income tax asset:
Net deferred income tax assets before valuation allowance	$771.3	$880.1
Valuation allowance	(464.3)	(487.4)

Net deferred income tax assets	$307.0	$392.7

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
At August 31, 2006, the Company maintained a valuation allowance of $464.0 million for capital loss carryforwards. As capital losses may only be applied against capital gains, and the Company does not generate capital gains in the ordinary course, the Company believes it is more likely than not that the capital loss carryforwards will not be realized. Additionally, a $0.3 million valuation allowance is maintained against an NOL in Canada as it is more likely than not that it will not be realized. During 2006, $0.7 million of the valuation allowance for capital loss carryforwards was released to offset capital gains realized in fiscal 2006. The valuation allowance was reduced by another $22.4 million during 2006 principally due to adjustments for annual limitation expirations and basis changes.
Availability and Amount of NOLs and Capital Losses
Upon emergence from bankruptcy in 2003, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”). As a result, the Company is subject to an annual limitation of approximately $53 million on $168.5 million of NOL and $213.1 million of capital losses.
The Company has NOL carryforwards of $362.8 million in the U.S. that expire in varying amounts in the years 2011 to 2026. In Canada, NOL carryforwards of $13.4 million expire in varying amounts in the years 2007 to 2026. A capital loss of $1,301.6 million in the U.S. expires in 2010. In Canada, the Company has capital losses of $23.6 million with no expiry.
The Company has credited $0.8 million to paid in capital for $2.2 million of windfall deductions resulting from the application of SFAS 123(R).
In the U.S., the Company has approximately $371.0 million of interest deduction carryforwards, under IRC Section 163(j), with no expiry. In addition, the Company has tax credits of $5.3 million, of which $4 million expire between 2023 and 2026 and $1.3 million have no expiry.
Investment in Foreign Subsidiaries
During 2006, the Company elected to repatriate $112.4 million from its Canadian subsidiaries which qualified for the temporary dividends-received-deduction available under the American Jobs Creation Act. The associated federal and state tax is approximately $6.5 million. During 2006 and 2005, the Company received non-taxable cash distributions of $83.8 and $58.5 million respectively from its Canadian subsidiaries. At August 31, 2006, there were no remaining unremitted earning from foreign subsidiaries. Future earnings of the foreign subsidiaries will be permanently invested in those businesses.

Note 6 — Long-term debt
Components of long-term debt are as follows ($ in millions):

			Weighted Average
	Debt Balance		Interest Rate
	August 31,		August 31,
	2006	2005	2006	2005
Credit Facilities
Term A Facility	$277.5	$300.0	6.8%	4.9%
Term B Facility	500.0	—	7.1	—
Revolver	22.0	—	6.3	—
Notes and other debt	7.8	14.4	10.4	9.9

Total debt	807.3	314.4
Less: current portion	34.7	27.8

Long-term debt	$772.6	$286.6

At August 31, 2006, maturities of long-term debt for the next five years ending August 31 and all years thereafter are as follows ($ in millions):

Year ending August 31,
2007	$34.7
2008	50.9
2009	50.7
2010	185.3
2011	9.3
Thereafter	476.4

Total maturities	$807.3

Credit Facilities
In July 2006, the Company amended its existing senior secured credit facilities (“Credit Facilities”) to consist of a $277.5 million term loan due June 2010 (“Term A Facility”) a $300 million revolving credit facility (“Revolver”) and added a $500 million term loan due July 2013 (“Term B Facility”).
Principal on the Term A Facility is payable in quarterly installments of $7.5 million from September 30, 2006 through June 30, 2007, $11.25 million from September 30, 2007 through June 30, 2009, $37.5 million from September 30, 2009 through March 31, 2010 with a final payment of $45.0 million due on June 30, 2010.
The Term B Facility consists of a $375 million loan to Laidlaw International, Inc. and a $125 loan to its Canadian subsidiaries. Principal is payable in 26 quarterly installments of $1.25 million from December 31, 2006 through March 31, 2013 and a final payment of $467.5 million is due on July 31, 2013.
The $300 million Revolver was established to fund the Company’s working capital and letter of credit needs. It has a $200 million sub-limit for letters of credit, a $15 million sub-limit for swingline loans and a $50 million sub-limit for Canadian dollar borrowings and Canadian dollar letters of credit by Canadian borrowers. On August 31, 2006, there were $22.0 million of cash borrowings and there were issued letters of credit of $118.6 million, leaving $159.4 million of availability. The $22.0 million cash borrowings are classified as long term based on the Company’s intent and ability under the terms of the Revolver.
Interest on the Credit Facilities’ U.S. borrowings is based on the applicable margin plus the LIBOR rate. Alternatively, at the Company’s option, interest can be calculated using the applicable margin plus a base rate (“Base Rate”) which is the highest of: (a) the base rate of Citibank, N.A., (b) the Federal Funds rate plus 0.50% or (c) the latest three-month certificates of deposit, as determined by Citibank, N.A. and adjusted for the cost of reserves and FDIC insurance assessments plus 0.50%.
The applicable margin used for the Term A Facility and the Revolver is dependent on the Company’s debt rating and ranges from 0.60% to 2.00% for the LIBOR rate and ranges from 0.0% to 1.0% for the Base Rate. The applicable margin used for the Term B Facility is 1.75% for the LIBOR rate and 0.75% for the Base Rate.
The Company established a cash flow hedge by entering into interest rate agreements (“SWAP’s”) with counterparties in order to convert one half of the outstanding Term A Facility principal balance from floating rate debt to fixed rate debt with a weighted average interest rate of 5.5% based on the margin in effect on August 31, 2006. The notional amount of the SWAP’s are amortizing in tandem with the scheduled principal payments on the Term A Facility and will expire in June 2010
Interest on Canadian dollar borrowings under the Revolver is based on the applicable margin plus the Canadian prime rate. Alternatively, at the Company’s option, interest can be calculated using the applicable margin plus the Canadian dollar bankers’ acceptances rate.
In addition to interest due on any amounts outstanding, the Company is also responsible for certain commitment and letter of credit fees.
The Credit Facilities are guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries excluding the Company’s insurance subsidiaries. However, the Canadian subsidiaries’ guarantees and collateral only support the loans made to the Canadian borrowers. Terms included in the Credit Facilities require that the Company meet certain financial covenants including a leverage ratio and interest coverage ratio, as well as certain non-financial covenants. As of August 31, 2006, the Company was in compliance with all such covenants.
Notes and other debt
Notes and other debt consists of a $4.0 million 10 3/4% senior note, $0.8 million of capitalized equipment leases and $3.0 million of other debt.
Note 7 — Benefit plans
The Company’s subsidiaries sponsor fifteen defined benefit pension plans. Four plans relate to Greyhound Canada Transportation Corp. and cover employees represented by the Canadian Auto Workers Union and the Amalgamated Transit Union (“ATU”) and all non-unionized employees meeting certain eligibility requirements. A fifth plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics of Greyhound Lines, Inc. represented by the International Association of Machinists and Aerospace Workers. A further eight plans are single employer pension plans maintained in the United States by Greyhound Lines, Inc. (the “Greyhound U.S. Plans”). The largest of the Greyhound U.S. Plans (the “ATU Plan”) covers approximately 12,000 current and former Greyhound Lines, Inc. employees, fewer than 600 of whom are active employees. The ATU Plan was closed to new participants on October 31, 1983, and service and wage accruals were frozen for active employees effective March 15, 2002. Other Greyhound U.S. Plans include two plans that cover salaried employees of Greyhound Lines, Inc. through May 7, 1990, and substantially all employees at Vermont Transit Company through June 30, 2000, when the plans were curtailed. The remaining five Greyhound U.S. Plans are active plans that cover salaried and hourly personnel of other Greyhound Lines, Inc. subsidiaries. Additionally, Laidlaw International Inc. has Supplemental

Employee Retirement Plans (“SERPs”) that cover certain executives of the parent and subsidiaries in both the U.S. and Canada.
The Greyhound U.S. Plans have an annual measurement date of May 31, while the Greyhound Canada Transportation Corp. plans and the SERPs have an annual measurement date of June 30.
Changes in the Company’s benefit obligation and plan assets are as follows ($ in millions):

	Year ended August 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$1,030.2	$934.9
Service cost	10.6	8.2
Interest cost	53.2	57.3
Plan participants’ contributions	2.7	2.5
Actuarial (gain) loss	(49.1)	95.6
Benefits paid	(88.6)	(86.2)
Foreign exchange	25.0	17.9

Benefit obligation at end of period	$984.0	$1,030.2

Change in plan assets:
Fair value of plan assets at beginning of period	$891.4	$734.4
Actual return on plan assets	56.9	73.3
Employer contributions	11.1	150.1
Plan participants’ contributions	2.8	2.7
Benefits paid	(88.6)	(86.2)
Foreign exchange	24.3	17.1

Fair value of plan assets at end of period	$897.9	$891.4

Funded status	$(86.1)	$(138.8)
Unrecognized net (gain) loss	(8.0)	41.2
Unrecognized prior service cost	0.5	0.5
Funding after measurement date	0.1	—

Accrued benefit cost	$(93.5)	$(97.1)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit asset	$11.0	$—
Accrued benefit liability	(104.5)	(128.4)
Accumulated other comprehensive loss	—	31.3

Accrued benefit cost	$(93.5)	$(97.1)

Increase (decrease) in minimum pension liability reflected in other comprehensive income	$(31.3)	$31.3

The components of net pension benefit cost for the Company’s pension plans are as follows ($ in millions):

	Year Ended August 31,
	2006	2005	2004
Components of net pension benefit cost
Service cost	$10.6	$8.2	$7.2
Interest cost	53.2	57.3	55.0
Expected return on plan assets	(57.0)	(57.5)	(51.3)

Net pension expense	$6.8	$8.0	$10.9

The weighted-average assumptions used to determine the pension plans benefit obligations and net periodic costs are as follows ($ in millions):

	Year Ended August 31,
	2006	2005	2004
Benefit obligations
Discount rate	5.9%	5.2%	6.3%
Rate of salary progression	3.6%	3.6%	3.6%

Net periodic costs
Discount rate	5.2%	6.3%	5.9%
Rate of salary progression	3.6%	3.6%	3.5%
Expected long-term rate of return on plan assets	6.4%	7.4%	7.5%
As of August 31, 2006 and 2005, nine and ten of the Company’s pension plans, respectively had accumulated benefit obligations in excess of plan assets. As of August 31, 2006 and 2005, eleven and thirteen of the Company’s pension plans, respectively had projected benefit obligations in excess of plan assets.
The accumulated benefit obligations in excess of plan assets, projected benefit obligations in excess of plan assets and total accumulated benefit obligation are as follows ($ in millions):

	August 31,	August 31,
	2006	2005
Accumulated obligation in excess of plan assets:
Projected benefit obligation	$730.4	$809.3
Accumulated benefit obligation	726.5	805.0
Fair value of assets	635.5	673.5

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$794.8	$1,020.6
Accumulated benefit obligation	782.4	991.7
Fair value of assets	698.5	878.2

Total accumulated benefit obligation	$954.0	$1,001.8
Plan Assets
Assets of the various plans consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations. Furthermore, equity investments are diversified across large and small capitalizations. The plan assets at August 31, 2006 and 2005 contain no investments in equity or debt securities of the Company or its subsidiaries.
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
Target investment allocations, along with the actual weighted-average asset allocations of the collective pension plan assets, are as follows:

	Target	Percentage of Plan Assets
	Allocation	August 31,
	August 31, 2006	2006	2005

Equity securities	58%	53%	57%
Debt securities	42%	47%	43%

Total	100%	100%	100%

Plan Contributions and Potential Funding Requirements
The Company expects to make pension contributions of $15.8 million during the year ending August 31, 2007. It is the Company’s policy to fund the minimum required contribution under existing laws.
Based upon current pension legislation and plan asset values at August 31, 2006 and assuming annual investment returns of 6%, the Company does not anticipate any significant increase in the minimum funding requirements in the near future. However, there is no assurance that the pension plans will be able to earn the assumed rate of return, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significantly higher plan contributions in the future.
Expected future Payments
Based on current estimates, the future benefit payments under the Company’s defined benefit pension plans over the next ten years are expected to be as follows ($ in millions):

Year ending August 31,
2007	$82.6
2008	81.3
2009	80.2
2010	78.8
2011	82.9
Fiscal years 2012 through 2016	374.4
Defined Contribution Retirement plans
The Company sponsors defined contribution retirement plans that are generally available to all employees unless not required by union agreements. Company contributions to these plans were

$7.1 million, $6.9 million and $7.9 million for the years ended August 31, 2006, 2005 and 2004, respectively.
Note 8 — Commitments and contingencies
Lease commitments
The Company leases certain vehicles and facilities pursuant to operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rental expense incurred under operating leases was $99.9 million, $111.3 million and $114.7 million for the years ended August 31, 2006, 2005 and 2004, respectively.
The leases on most of the vehicles contain purchase provisions or residual value guarantees. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $88.3 million of which the Company has guaranteed $55.4 million. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. At August 31, 2006, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $1.8 million and has established appropriate reserves for this estimated liability.
At August 31, 2006, future minimum operating lease payments for premises and equipment, excluding the effect of any residual value guarantees, are as follows ($ in millions):

Year ending August 31,
2007	$71.4
2008	53.3
2009	35.7
2010	26.7
2011	19.0
Thereafter	39.2

Total rentals payable	$245.3

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
At August 31, 2006, the Company had reserved $9.1 million for general environmental liabilities. Of this amount, $0.4 million was reserved for fourteen superfund sites, where we are a de minimis contributor in virtually all cases, and $8.7 million is reserved for ongoing remediation at approximately 60 owned or leased facilities. The largest liability established for remediation at a specific site is approximately $1.2 million.
The adoption of FIN 47, issued in March 2005 required the Company to recognize additional liabilities. Therefore, the Company has also recorded $8.8 million of liability for asset retirement obligations triggered by environmental laws and regulations related to the remediation and abatement of asbestos containing materials and disposal of fuel storage tanks. The Company has approximately 250 facilities with asbestos containing materials with the largest exposure at any individual location amounting to $0.4 million. Additionally, this liability covers disposal costs for approximately 360 fuel storage tanks. See Note 12 — “Change in accounting principle” for additional disclosures related to these obligations.
Management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.
Income tax matters
The respective tax authorities, in the normal course, audit tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owing, if any.
Contractual fuel obligations
During the year ended August 31, 2006, fuel costs, which are subject to market risk from fluctuating fuel prices, represented 8% of the Company’s revenue. To mitigate some of this risk, the Company has established a program to enter into option contracts (“Fuel Collars”) and forward purchase contracts (“FPCs”). The FPCs generally stipulate that the Company take delivery of set bulk volumes of fuel at prearranged prices for a set period. At August 31, 2006, the Company had outstanding FPCs to purchase 1.4 million gallons of fuel at an average price of $1.89 per gallon.
During 2006 the Company began to hedge a portion of its diesel fuel purchases by entering into Fuel Collars, which effectively create a cap on the future purchase price of a certain amount of fuel and at the same time, limit the amount of benefit to the Company in a falling future price market. The Company creates a Fuel Collar by purchasing a call option for diesel fuel while simultaneously selling a put option that covers the identical amount of fuel with the same underlying terms and conditions as the call option. During fiscal 2006, the Company entered into Fuel Collars for 21.5 million gallons of diesel fuel of which contracts for 15.0 million gallons remain outstanding at August 31, 2006. In accordance with Statement of Financial Accounting Standards Number 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company is accounting for these contracts as cash flow hedges, and has recorded a liability of $1.6 million for the fair value of the contracts at August 31, 2006.
The volume of fuel covered under the Fuel Collars and FPCs is below the forecasted total bulk fuel needs for any given location. Therefore, the risk of being forced to purchase fuel through the FPCs or settle put options not required by the Company, is minimal. All Fuel Collars and FPCs that were outstanding on August 31, 2006 will expire in fiscal 2007.
Director and Officer Claim Treatment Letter
Pursuant to the terms of the Directors and Officer Treatment letter dated June 27, 2001, the Company established a defense trust to cover claims against former Directors and Officers that arose prior to the Company’s emergence from bankruptcy. Under the agreement, the Company may be obligated to make additional contributions. As of August 31, 2006, the trust balance was $9.2 million and the Company’s maximum exposure to funding the trust in the future is $6.0 million. Amounts paid from the trust are recognized as an expense when the costs are incurred. The unexpended balance in the trust, if any, will revert to the Company in June 2013.
Note 9 — Shareholders’ equity
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

During fiscal 2006 and 2005, the Company paid dividends of $0.60 and $0.15 per share to shareholders, respectively. While, the Company intends to pay dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the Board of Directors, or a committee to which it delegates such authority, at its discretion.
(d)	Stock repurchase program

Effective January 5, 2006, the Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s outstanding stock. Through July 5, 2006, approximately 2.8 million shares had been repurchased at an average cost of $27.18 per share through open market purchases, leaving $123.2 million authorized for future repurchases under the program. On July 6, 2006 the Company announced that the Board of Directors had authorized the repurchase of an additional $376.8 million of outstanding common stock. This authorization, in combination with the remaining amount authorized under the previously announced buyback program, allowed the

Company to repurchase an additional $500 million. In August 2006 we repurchased approximately 15.5 million shares for $26.90 per share through a modified “Dutch” auction tender offer. Additionally, we repurchased approximately 0.5 million shares on the open market at an average price of $26.29 per share leaving $68.9 million available for future repurchases. As of October 31, 2006, we had completed the repurchase of all authorized amounts.

Future stock repurchases may be made through open market and privately negotiated transactions at times, and in such amounts, as management deems appropriate. The timing and amount of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	Accumulated other comprehensive income
Accumulated other comprehensive income is comprised of the following ($ in millions):

	August 31,	August 31,
	2006	2005
Foreign currency translation	$80.0	$54.3
Unrealized loss on investments	(4.7)	(1.2)
Unrealized gain on interest rate swap	3.0	—
Unrealized loss on fuel hedge	(1.6)	—
Minimum pension liability	—	(31.3)
Deferred income tax	1.1	12.3

Total	$77.8	$34.1

Note 10 — Stock based compensation
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
The Company recorded expenses for stock based compensation of $7.6 million, $5.2 million and $2.6 million for the years ended August 31, 2006, 2005 and 2004, respectively. The Company also recognized income tax benefits related to the stock based compensation of $2.7 million, $1.8 million and $0.9 million for the years ended August 31, 2006, 2005 and 2004, respectively.
Stock options
Stock options have a ten-year life and vest ratably over three years beginning on the first anniversary of the date of the grant. The option holder has no voting or dividend rights. The grant prices are equal to the market prices at date of grant. The Company records the expense of the stock options over the related vesting period.

The options were valued using the Black-Scholes option-pricing model at the date of grant using the following assumptions:

	Years ended August 31,
	2006	2005
Expected volatility	29.9%	32.1%
Expected term (in years)	6.0	6.0
Expected dividends per share	$0.60	$—
Risk-free rate of return (weighted average)	4.5%	3.7%

Weighted average grant-date fair value	$6.52	$7.23
Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the estimated average period of time that the options remain outstanding. Since the Company does not have a sufficient history of issuing stock options, the expected term was estimated based on a review of the average terms experienced by other publicly traded companies. Estimated dividends in 2006 were based on the recent dividend payout trend, while in 2005 no dividend payouts were assumed due to credit facility restrictions in place at that time. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.
A summary of the stock option activity for the year ended August 31, 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	($ in millions)
Outstanding at September 1, 2005	906,805	$15.75
Granted	404,125	23.21
Exercised	(40,886)	14.94

Outstanding at August 31, 2006	1,270,044	$18.15	8.2	$11.2

Exercisable at August 31, 2006	419,257	$14.76	7.6	$5.1

As of August 31, 2006, there was $3.5 million of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.2 years. The total intrinsic value of stock options exercised during the years ended August 31, 2006 and 2005 was $0.5 million and $0.1 million, respectively. The total fair value of the options vested during the years ended August 31, 2006 and 2005 was $1.8 million and $0.8 million, respectively. During the year ended August 31, 2006, the Company received $0.7 million of cash from the exercise of stock options.
Restricted shares
Restricted shares vest at the end of a three year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares. Restricted shares are valued at the price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.

A summary of the restricted share activity for the year ended August 31, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at September 1, 2005	50,626	$14.59
Granted	25,313	24.79
Outstanding at August 31, 2006	75,939	17.99

As of August 31, 2006, there was $0.6 million of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 1.1 years.
Deferred shares
Deferred shares vest ratably over a four year period beginning on the first anniversary of the date of the grant. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting or dividend rights with the deferred shares. The deferred shares are valued at the price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.
A summary of the non-vested deferred share activity for the year ended August 31, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at September 1, 2005	855,412	$15.71
Granted	236,500	23.06
Vested	(189,736)	15.30
Forfeited	(84,482)	15.03

Non-vested at August 31, 2006	817,694	18.01

As of August 31, 2006, there was $11.0 million of total unrecognized compensation cost related to the outstanding deferred shares that will be recognized over a weighted average period of 1.9 years.

Note 11 — Discontinued operations
The following table details the components of income from discontinued operations ($ in millions):

	Year Ended August 31,
	2006	2005	2004

Revenue	$—	$646.2	$1,604.6

Pre-tax income (loss) before income taxes	0.6	(30.6)	27.7
Income tax benefit (expense)	(0.2)	10.0	(12.5)

Income (loss) from operations	0.4	(20.6)	15.2

Pre-tax gain (loss) on sale of businesses	(12.4)	236.8	—
Income tax benefit (expense)	(0.6)	1.8	—

Gain (loss) on sale	(13.0)	238.6	—

Income (loss) from discontinued operations	$(12.6)	$218.0	$15.2

In fiscal 2005 the Company completed the sale of its healthcare transportation services (“AMR”) and emergency management services segments to an affiliate of Onex Corporation. Subsequent to the sale, AMR management advised the Company that they had determined that, utilizing an alternative method of valuing accounts receivable, AMR’s accounts receivable reserves had been understated between $39 million and $50 million during the last five years, including the date of sale. As a result of this matter, Onex could have asserted a claim against the Company under the Stock Purchase Agreement. In fiscal 2006 the Company agreed to pay Onex $10 million in satisfaction of all potential claims Onex may have had against Laidlaw under the Stock Purchase Agreement in regards to the accounts receivable valuation. This settlement resulted in the Company recording a $10 million pre-tax loss from discontinued operations during fiscal 2006.
The additional loss from discontinued operations in 2006 primarily relates to changes in reserves related to contingent obligations of AMR that are partially indemnified by the Company under the Stock Purchase Agreement.
Note 12 — Change in accounting principle
FIN 47 — “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005 and clarifies the accounting prescribed in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists as to the timing and method of settlement. An asset retirement obligation (“ARO”) is a legal obligation to perform certain activities in connection with retirement, disposal or abandonment of assets. FIN 47 clarifies that the uncertainty about the timing or method of settlement of a conditional asset retirement should be factored into the measurement of the liability. The Company’s ARO’s are recorded at fair value utilizing assumptions on inflation, discount rates, and estimates on the timing and amount of remediation costs based on internal models and external quotes. The ARO liability is offset with a corresponding increase to property and equipment, which is then depreciated over the remaining useful life of the fixed asset. An ongoing operating expense is then recognized for changes in the value of the liability as a result of the passage of time. The Company’s ARO’s are related to the cost of removal and disposal of asbestos containing materials in certain of our buildings and the costs of disposal of fuel storage tanks.

Upon the adoption of FIN 47 at August 31, 2006, the Company recorded a liability of $8.8 million and recognized a non-cash cumulative effect charge of $3.7 million, net of taxes. Had FIN 47 been adopted as of the beginning of the earliest year presented in the consolidated financial statements, the estimated ARO liability would have been approximately $8.1 million and $7.6 million at the end of 2005 and 2004, respectively.
Note 13 — Earnings (loss) per share
The earnings (loss) per share figures are calculated using the weighted average number of shares outstanding during the respective periods as presented below (in millions):

	Years ended August 31,
	2006	2005 *	2004
Average shares outstanding	97.8	100.1	100.0
Effect of dilutive securities	0.4	—	—
Shares held in pension plan trust	—	—	3.8

Average diluted shares outstanding	98.2	100.1	103.8

*	Potential common shares are considered non-dilutive for the year ending August 31, 2005 due to the loss from continuing operations
Note 14 — Statement of cash flows
Net cash payments for interest were $19.0 million, $76.5 million and $72.1 million, for the years ended August 31, 2006, 2005 and 2004, respectively. Net cash payments (refunds) for income taxes were $(3.1) million, $1.5 million and $(9.7) million, for the years ended August 31, 2006, 2005 and 2004, respectively.
During the years ended August 31, 2006, 2005 and 2004 the Company purchased $66.3 million, $13.4 million and $3.7 million, respectively, of vehicles that were financed through accounts payable at year end. The cash outflow and capital expenditure reported for these amounts are reflected the following year. Additionally, in fiscal 2006 the Company completed the sale of a public transit facility for $15.8 million, receiving the proceeds subsequent to August 31, 2006.
The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to discontinued operations for the years ended August 31, 2005 and 2004, which were previously reported on a combined basis as a single amount. This revised presentation does not change any of the account balances on the consolidated balance sheets, consolidated statements of operations, or the net increase (decrease) in cash and cash equivalents included in our consolidated statement of cash flows for any period presented.
Note 15 — Legal proceedings
Contingent Liabilities Relating to Sale of AMR
The Company sold its healthcare transportation services company, American Medical Response (“AMR”) to an affiliate of Onex Corporation in accordance with a Stock Purchase Agreement dated December 6, 2004, as amended (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, the Company is subject to indemnification obligations related to the matters set forth below.
On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to contracts in Georgia and Colorado for the period from January 1993 through May 2002. The Company is unaware of any active government investigation arising out of AMR activities in Georgia or Colorado and, therefore, does not currently believe there is a material financial exposure related to this matter.
During the first quarter of fiscal 2004, AMR was advised by the U.S. Department of Justice (“DOJ”), that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medically necessary” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients; and (3) whether discounts in violation of the Federal Anti-Kickback Act were provided by AMR in exchange for referrals involving Medicare eligible patients. On September 14, 2006, AMR entered into a Settlement Agreement with the DOJ related to the above matters. Shortly thereafter, the Company paid AMR an agreed upon indemnification amount that was within the accrual the Company had previously established with respect to this matter.
Other
The Company is also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us that would have a material adverse effect on the Company.

Note 16 — Segment information
The Company has three reportable segments: education services, Greyhound and public transit. The education services segment provides school bus transportation throughout Canada and the United States. The Greyhound segment provides intercity and tourism bus transportation throughout North America. Public transit provides municipal and paratransit bus transportation within the United States.
The Company evaluates performance and allocates resources based on operating income before depreciation and amortization (“EBITDA”). The Company’s reportable segments are business units that offer different services and are each managed separately.
Reportable Segments

	Year Ended August 31,
	2006	2005	2004
Revenue
Education services	$1,579.5	$1,518.2	$1,495.8
Greyhound	1,244.2	1,201.6	1,230.5
Public transit	308.2	306.7	300.5

Consolidated	$3,131.9	$3,026.5	$3,026.8

EBITDA
Education services	$294.5	$296.0	$279.3
Greyhound	152.1	101.9	86.2
Public transit	19.7	16.1	8.0

Consolidated	$466.3	$414.0	$373.5
Depreciation and amortization	(215.8)	(249.1)	(230.7)

Operating income	250.5	164.9	142.8
Interest expense, net	(24.3)	(70.8)	(78.6)
Other income, net	10.4	10.5	2.1
Debt restructuring costs	—	(112.2)	—
Income tax (expense) benefit	(95.4)	2.0	(19.8)

Income (loss) from continuing operations	$141.2	$(5.6)	$46.5

Assets
Education services	$1,235.0	$1,088.3	$1,222.7
Greyhound	783.6	857.0	898.0
Public transit	102.8	102.1	104.5
Corporate assets	917.3	861.3	805.1
Discontinued operations	—	—	918.1

Consolidated	$3,038.7	$2,908.7	$3,948.4

Capital expenditures
Education services	$233.2	$137.4	$134.9
Greyhound	87.4	41.9	35.5
Public transit	8.7	7.3	13.2

Consolidated	$329.3	$186.6	$183.6

Geographic Information

	Year Ended August 31,
	2006	2005	2004
Revenue
United States	$2,621.2	$2,576.0	$2,614.4
Canada	510.7	450.5	412.4

Consolidated	$3,131.9	$3,026.5	$3,026.8

EBITDA
United States	$389.0	$360.0	$313.3
Canada	77.3	54.0	60.2

Consolidated	$466.3	$414.0	$373.5

Long-lived assets
United States	$1,586.4	$1,533.2	$1,586.8
Canada	387.0	368.0	379.0

Consolidated	$1,973.4	$1,901.2	$1,965.8

Note 17 — Valuation and qualifying accounts
Allowance for doubtful accounts and deferred income tax valuation reserves were as follows ($ in millions):

	Year Ended August 31,
	2006	2005	2004
Allowance for doubtful accounts
Balance at beginning of Period	$6.2	$4.9	$5.7
Charged to costs and expenses	1.8	2.7	1.2
Amounts written off net of recoveries	(2.0)	(1.4)	(1.7)
Other	—	—	(0.3)

Balance at end of period	$6.0	$6.2	$4.9

Deferred income tax asset valuation reserve
Balance at beginning of Period	$487.4	$179.4	$178.6
Reserves established for capital losses	0.5	487.1	—
Reserves used against capital gains	(0.7)	—	—
Losses expired	(17.9)	—	—
Increase (decrease) in attributes subject to reserve	(5.4)	—	35.9
Reduction applied to intangibles	—	(113.3)	(34.9)
Amounts written off net of recoveries	—	(66.8)	(0.5)
Exchange rate differences	0.4	0.7	0.3
Charged to costs and expenses	—	0.3	—

Balance at end of period	$464.3	$487.4	$179.4

Note 18 — Quarterly financial information (unaudited)
Selected unaudited quarterly financial data for the years ended August 31, 2006 and 2005 are as follows ($ in millions except per share amounts):

	2006
	4th Qtr.**	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$635.4	$860.7	$789.0	$846.8
Operating income	5.0	83.5	65.3	96.7

Income from continuing operations	1.9	43.5	37.8	58.0
Income (loss) from discontinued operations	0.3	(9.4)	(3.8)	0.3
Cumulative effect of a change in accounting principles	(3.7)	—	—	—

Net income (loss)	$(1.5)	$34.1	$34.0	$58.3

Basic earnings (loss) per share *
Continuing operations	$0.02	$0.44	$0.38	$0.58
Discontinued operations	—	(0.09)	(0.04)	—
Cumulative effect of a change in accounting principles	(0.04)	—	—	—

Net income (loss)	$(0.02)	$0.35	$0.34	$0.58

Diluted earnings (loss) per share *
Continuing operations	$0.02	$0.44	$0.38	$0.58
Discontinued operations	—	(0.09)	(0.04)	—
Cumulative effect of a change in accounting principles	(0.04)	—	—	—

Net income (loss)	$(0.02)	$0.35	$0.34	$0.58

	2005
	4th Qtr.***	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$613.0	$836.1	$763.7	$813.7
Operating income (loss)	(7.1)	62.0	50.9	59.1

Income (loss) from continuing operations	(81.5)	30.4	20.7	24.8
Income (loss) from discontinued operations	(2.1)	(1.0)	215.5	5.6

Net income (loss)	$(83.6)	$29.4	$236.2	$30.4

Basic earnings (loss) per share *
Continuing operations	$(0.81)	$0.30	$0.21	$0.25
Discontinued operations	(0.02)	(0.01)	2.15	0.05

Net income (loss)	$(0.83)	$0.29	$2.36	$0.30

Diluted earnings (loss) per share *
Continuing operations	$(0.81)	$0.30	$0.20	$0.24
Discontinued operations	(0.02)	(0.01)	2.08	0.05

Net income (loss)	$(0.83)	$0.29	$2.28	$0.29

*	The sum of the quarterly earnings per share amounts do not equal the total annual earnings per share due to the uneven timing of earnings through out the year compared to the weighted average shares outstanding.

**	Income from continuing operations includes a $5.4 million ($0.05 per share) Insurance recovery gain from hurricane Katrina and a $2.3 million ($0.02 per share) gain from the sale of a public transit facility.

***	Loss from continuing operations includes a $72.2 million ($0.72 per share) charge for debt restructuring costs and a $2.1 million ($0.02 per share) charge for a correction of the accounting for post-retirement benefits.