Form 10-Q
period 2006-11-30
LAIDLAW INTERNATIONAL INC
filed 2007-01-05
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
     As of December 31, 2006, there were 79,373,163 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2006	2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$95.9	$318.7
Accounts receivable	369.8	210.5
Insurance collateral	62.8	106.4
Parts and supplies	35.9	40.7
Deferred income tax assets	42.5	39.6
Other current assets	27.5	24.8

Total current assets	634.4	740.7

Property and equipment
Land	163.2	164.6
Buildings	192.2	191.0
Vehicles	1,784.3	1,753.4
Other	142.9	137.1

	2,282.6	2,246.1
Less: Accumulated depreciation	(685.1)	(648.2)

	1,597.5	1,597.9

Other assets
Insurance collateral	350.4	303.4
Other long-term investments	26.0	29.3
Contracts and customer relationships	66.7	68.5
Deferred income tax assets	239.2	267.4
Deferred charges and other assets	34.0	31.5

	716.3	700.1

Total assets	$2,948.2	$3,038.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	November 30,	August 31,
	2006	2006
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$86.6	$140.3
Accrued employee compensation	108.7	112.7
Other accrued liabilities	104.1	95.8
Current portion of insurance reserves	140.5	147.8
Current portion of long-term debt	34.7	34.7

Total current liabilities	474.6	531.3

Long-term debt	777.2	772.6
Insurance reserves	349.3	339.7
Pension liability	105.3	104.5
Other long-term liabilities	80.3	82.7

Total liabilities	1,786.7	1,830.8

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 79.3 million (August 31, 2006 – 81.6 million)	0.8	0.8
Additional paid in capital	745.5	814.5
Accumulated other comprehensive income	73.8	77.8
Retained earnings	341.4	314.8

Total shareholders’ equity	1,161.5	1,207.9

Total liabilities and shareholders’ equity	$2,948.2	$3,038.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended
	November 30,
	2006	2005
Revenue	$858.1	$846.8

Compensation expense	421.3	406.7
Vehicle related costs	59.6	63.1
Fuel	69.9	65.3
Insurance and accident claim costs	43.8	47.1
Occupancy costs	38.4	38.7
Depreciation and amortization	62.0	58.6
Other operating expenses	83.3	70.6

Operating income	79.8	96.7

Interest expense	(14.9)	(5.5)
Other income (expense), net	(1.9)	1.8

Income from continuing operations before income taxes	63.0	93.0

Income tax expense	(22.9)	(35.0)

Income from continuing operations	40.1	58.0

Income from discontinued operations	—	0.3

Net income	$40.1	$58.3

Basic earnings per share
Continuing operations	$0.50	$0.58
Discontinued operations	—	—

Net income	$0.50	$0.58

Diluted earnings per share
Continuing operations	$0.50	$0.58
Discontinued operations	—	—

Net income	$0.50	$0.58

Dividends per share	$0.17	$0.15

Average shares outstanding	79.9	100.2
Effect of dilutive securities	0.6	0.4

Average shares outstanding assuming dilution	80.5	100.6

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended November 30,
	2006	2005
Operating activities
Net income	$40.1	$58.3
Income from discontinued operations	—	(0.3)
Non-cash adjustments to net income
Depreciation and amortization	62.0	58.6
Deferred income taxes	22.0	34.2
Other non-cash items	3.5	3.2
Net change in certain operating assets and liabilities
Accounts receivable	(176.6)	(162.1)
Insurance collateral	2.7	(4.8)
Accounts payable and accrued liabilities	(0.5)	1.7
Insurance reserves	2.9	12.1
Other assets and liabilities	(4.3)	(16.8)

Net cash used by operating activities	$(48.2)	$(15.9)

Investing activities
Purchase of property and equipment	$(129.5)	$(57.9)
Proceeds from sale of property and equipment	19.2	3.4
Net decrease in performance bond collateral	4.2	0.6
Net decrease in other investments	—	0.1

Net cash used by investing activities	$(106.1)	$(53.8)

Financing activities
Repurchase of common stock	$(74.3)	$—
Proceeds from issuance of long term debt	13.4	—
Principal payment on Term A debt	(7.5)	—
Net decrease in other long-term debt	(0.2)	(1.2)
Other financing activities	0.1	—

Net cash used by financing activities	$(68.5)	$(1.2)

Discontinued operations
Operating cash flows from discontinued operations	$—	$0.5

Net cash provided by discontinued operations	$—	$0.5

Net decrease in cash and cash equivalents	$(222.8)	$(70.4)

Cash and cash equivalents – beginning of period	318.7	217.3

Cash and cash equivalents – end of period	$95.9	$146.9

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED November 30, 2006
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
Basis of presentation
The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2007. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Note 2 – Comprehensive income
The following table summarizes total comprehensive income ($ in millions):

	Three Months Ended November 30,
	2006	2005
Net income	$40.1	$58.3
Net unrealized gain (loss) on securities	4.6	(4.8)
Net (loss) gain on interest rate swaps	(0.9)	1.4
Net loss on fuel hedge	(0.8)	—
Foreign currency translation adjustments	(6.9)	7.2

Total comprehensive income	$36.1	$62.1

Note 3 – Stock awards and options
Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the grant date and recorded an expense related to these plans of approximately $2.3 million and $1.7 million during the three months ended November 30, 2006 and 2005, respectively. A summary of stock based awards and options issued during the current fiscal year is as follows:
Stock options – During the three months ended November 30, 2006, the Company issued 319,125 non-qualified stock options to employees and non-employee directors with an average exercise price of $28.60 per share. The exercise price is equal to the fair market value of the Company’s stock at the date of grant. The option holder has no voting or dividend rights. The stock options have a ten-year life and vest ratably over three years.
Restricted Shares – During the three months ended November 30, 2006, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a two year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.
Deferred Shares – During the three months ended November 30, 2006, the Company granted 182,500 deferred shares to key employees. The deferred shares vest ratably over a four year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting or dividend rights with the deferred shares.
Note 4 – Pension plans
The components of net pension cost for the Company’s pension plans were as follows ($ in millions):

	Three Months Ended November 30,
	2006	2005
Components of net pension cost
Service cost	$2.7	$2.2
Interest cost	13.5	12.2
Expected return on plan assets	(14.2)	(12.6)

Net pension cost	$2.0	$1.8

Note 5 – Material contingencies
Legal proceedings
The Company is a defendant in various lawsuits and claims arising in the ordinary course of business, primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us that would have a material adverse effect on the Company.

Environmental matters
The Company’s operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. The Company has incurred, and expects to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. In particular, the Company has been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which the Company’s waste was allegedly disposed. In addition, management is investigating or engaged in remediation of past contamination at other sites used in the Company’s business. The Company records liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however actual environmental liabilities could differ significantly from these estimates.
Income tax matters
The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owed, if any.
Note 6 – Repurchase of common stock
During the three months ended November 30, 2006 the Company repurchased approximately 2.5 million shares of our common stock at an average cost of $27.92 per share through open market purchases, completing the $500 million repurchase program authorized in July 2006.
Note 7 – Statement of cash flows
During the three month periods ended November 30, 2006 and 2005 the Company expended cash of $56.8 million and $19.3 million, respectively, for vehicles that were purchased in the previous fiscal year and financed through accounts payable at year end.

Note 8 – Segment information
The Company has three reportable segments: education services, Greyhound and public transit. The education services segment provides school bus transportation throughout Canada and the United States. The Greyhound segment provides intercity bus transportation throughout North America. Public transit provides municipal and paratransit bus transportation within the United States.
The Company evaluates performance and allocates resources based on operating income before depreciation and amortization (“EBITDA”). The Company’s reportable segments are business units that offer different services and are each managed separately.

	Three Months Ended November 30,
	2006	2005
Revenue
Education services	$501.7	$463.7
Greyhound	279.5	304.6
Public transit	76.9	78.5

Consolidated	$858.1	$846.8

EBITDA
Education services	$111.9	$115.4
Greyhound	25.6	34.9
Public transit	4.3	5.0

Consolidated	141.8	155.3
Depreciation and amortization	(62.0)	(58.6)

Operating income	79.8	96.7
Interest expense, net	(14.9)	(5.5)
Other income (expense), net	(1.9)	1.8
Income tax expense	(22.9)	(35.0)

Income from continuing operations	40.1	58.0
Income from discontinued operations	—	0.3

Net income	$40.1	$58.3

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2006 with the exception of the education services segment where total identifiable assets at November 30, 2006 were $1,422.9 million compared to $1,235.0 million at August 31, 2006. The increase was primarily due to seasonal accounts receivable changes.
Note 9 – Business interruption settlement
During the three months ended November 30, 2005, Greyhound received a $5.0 million business interruption insurance settlement relating to losses incurred during the September 11, 2001 terrorist attacks. The recovery was applied against other operating expenses on the Company’s “Consolidated Statements of Operations”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Corporate overview
The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three month periods ended November 30, 2006 and 2005 and the Company’s consolidated financial position at November 30, 2006. Our continuing operations consist of three reportable segments: education services, Greyhound and public transit services. See Note 8 – “Segment information” of the Notes to Consolidated Financial Statements in this Report. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2006. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.
Results of Operations
Three months ended November 30, 2006, and 2005

	Percentage of Revenue
	Three Months ended November 30,
	2006	2005
Revenue	100.0%	100.0%

Compensation expense	49.2	48.0
Vehicle related costs	6.9	7.5
Fuel	8.1	7.7
Insurance and accident claim costs	5.1	5.6
Occupancy costs	4.5	4.6
Depreciation and amortization	7.2	6.9
Other operating expenses	9.7	8.3

Operating income	9.3	11.4

Interest expense	(1.8)	(0.6)
Other income (expense), net	(0.2)	0.2

Income before income taxes	7.3	11.0
Income tax expense	(2.6)	(4.2)

Income from continuing operations	4.7	6.8
Income from discontinued operations	—	0.1

Net income	4.7%	6.9%

Education services
($ in millions)

			EBITDA
	Revenue	EBITDA	Margin
Three months ended
November 30, 2006	$501.7	$111.9	22.3%
November 30, 2005	463.7	115.4	24.9

Percentage increase (decrease)	8.2%	(3.0)%	(260	) BP*

*	Decrease in EBITDA margin is expressed in basis points
Revenue in the education services segment increased by $38.0 million for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 as new contracts together with price and volume increases from existing clients, more than offset lost business. Additionally, an increase in the value of the Canadian currency increased revenues $3.2 million compared to the prior year quarter.
EBITDA for the three months ended November 30, 2006 decreased by $3.5 million compared to the three months ended November 30, 2005. The EBITDA margin declined by 260 basis points primarily due to project costs related to initiatives to improve our technological capabilities, start-up costs that resulted from driver shortages in some areas of the country and new contracts, and increased average fuel prices.
Greyhound
($ in millions)

			EBITDA
	Revenue	EBITDA	Margin
Three months ended
November 30, 2006	$279.5	$25.6	9.2%
November 30, 2005	304.6	34.9	11.5

Percentage decrease	(8.2)%	(26.6)%	(230	) BP*

*	Decrease in EBITDA margin is expressed in basis points
Revenue in the Greyhound segment during the three months ended November 30, 2006 decreased $25.1 million compared to the three months ended November 30, 2005. Over half of the revenue decline was due to hurricane related volume in the prior year. The remaining decline is due to ticket price increases and a favorable Canadian dollar exchange rate being more than offset by passenger reductions stemming from both the price increases and network changes. The increase in the value of the Canadian currency increased revenues $3.0 million compared to the prior year quarter.
EBITDA in the three months ended November 30, 2006 decreased by $9.3 million compared to the three months ended November 30, 2005. EBITDA for the three months ended November 30, 2005 benefited from a one-time gain of $5 million due to a business interruption settlement received as compensation for losses incurred during the September 11, 2001 terrorist attacks. Excluding the business interruption settlement, EBITDA margin declined by 70 basis points, primarily due to higher margins earned on the increased volume in the prior year.

Public transit
($ in millions)

			EBITDA
	Revenue	EBITDA	Margin
Three months ended
November 30, 2006	$76.9	$4.3	5.6%
November 30, 2005	78.5	5.0	6.4

Percentage decrease	(2.0)%	(14.0)%	(80	) BP*

*	Decrease in EBITDA margin is expressed in basis points
Revenue decreased by $1.6 million for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 as price increases and revenue from new contract wins were offset by lost revenue from a large contract that was not renewed.
EBITDA for the three months ended November 30, 2006 declined by $0.7 million compared to the three months ended November 30, 2005. EBITDA margin for the three month period declined 80 basis points compared to the prior year period due to severance costs.
Depreciation and amortization expense
Depreciation and amortization expense by reportable segment for the three months ended November 30, 2006 and 2005 was as follows ($ in millions):

	2006	2005
Education services	$43.2	$37.9
Greyhound	16.5	18.2
Public transit	2.3	2.5

Consolidated	$62.0	$58.6

Education services depreciation and amortization for the three months ended November 30, 2006 increased by $5.3 million compared to the three months ended November 30, 2005 primarily due to an increased number of buses in operation and the significant drop in depreciation in the prior year resulting from an increase in the estimated lives of certain vehicle models. Depreciation declined in the Greyhound segment principally due to a reduction in the number of buses used in operations.
Interest expense
In the three months ended November 30, 2006 interest expense increased by $9.4 million compared to the prior year period, primarily due to the addition of the $500 million term B debt and increased borrowings on the revolving credit line.

Other income (expense), net
The $1.9 million other expense, net recorded in the three months ended November 30, 2006, primarily consists of a $3.8 million currency exchange loss on $125.0 million of U.S. denominated debt that is carried by our Canadian subsidiaries, partially offset by income earned on investments. The $1.8 million other income, net recorded in the three months ended November 30, 2005 consists primarily of income earned on investments.
Income tax expense
Income tax expense for the three month period ended November 30, 2006 includes a $1.4 million benefit realized upon finalization of an IRS audit. Income tax expense for the three months ended November 30, 2005 includes a $1.2 million benefit from the reversal of a portion of the valuation allowance related to capital loss carryforwards that were absorbed by capital gains recognized during the period. Excluding these benefits, the effective tax rate was 39% for both the three months ended November 30, 2006 and 2005, respectively.
Liquidity and capital resources
For the three months ended November 30, 2006, cash used by operating activities was $48.2 million compared to $15.9 million for the three months ended November 30, 2005. The increase in cash used by operations during the current period was principally due to a decrease in operating income, an increase in interest expense and a larger increase in trade accounts receivable due to increased education services revenue.
Net expenditures for the purchase of capital assets were $110.3 million for the three months ended November 30, 2006 compared to $54.5 million for the three months ended November 30, 2005, primarily reflecting an earlier spend pattern in the current year at education services.
As of November 30, 2006 there were $34.1 million of cash borrowings under our $300 million Revolver and issued letters of credit were $116.0 million, leaving $149.9 million of availability. We believe that existing cash and cash flow from operations, together with borrowing availability under our Revolver, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.
During the three months ended November 30, 2006 we repurchased approximately 2.5 million shares of our common stock at an average cost of $27.92 per share through open market purchases, completing the $500 million repurchase program authorized in July 2006.
Commitments and contingencies
Reference is made to Note 8 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2006 for a description of the Company’s material commitments. Reference is made to Note 5 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

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
—	Economic and other market factors, including competitive pressures and changes in pricing policies;

—	The ability to implement initiatives designed to increase operating efficiencies or improve results;

—	Costs and risks associated with litigation and indemnification obligations;

—	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

—	The potential for rising labor costs and actions taken by organized labor unions;

—	Continued increases in prices of fuel and potential shortages;

—	Control of costs related to accident and other risk management claims;

—	Terrorism and other acts of violence;

—	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

—	The ability to pay dividends;

—	Potential changes in the mix of businesses we operate; and

—	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. In light of these risks and uncertainties you are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in the Company’s other filings made from time to time with the Securities and Exchange Commission, in particular the Company’s Risk Factors as set forth in its most recently filed Annual Report on Form 10-K.

LAIDLAW INTERNATIONAL, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company protects a portion of its future fuel procurements from price fluctuations by entering into future purchase contracts (“FPCs”) and option contracts (“Fuel Collars”). The FPCs generally stipulate that the Company take delivery of set bulk volumes of fuel at prearranged prices for a set period. Fuel collars effectively create a cap on the future purchase price of a certain amount of fuel and at the same time, limit the amount of benefit to the Company in a falling future price market. A Fuel Collar is created by purchasing a call option for diesel fuel while simultaneously selling a put option that covers the identical amount of fuel with the same underlying terms and conditions as the call option.
At November 30, 2006 the Company had outstanding FPCs for 7.3 million gallons of fuel at an average price of $2.29 per gallon and had outstanding Fuel Collars for 13.8 million gallons with a weighted average call price of $2.26 per gallon and a weighted average put price of $2.11 per gallon. All outstanding FPCs and Fuel Collars will be settled within the current fiscal year.
Since these contracts were established the price of diesel fuel has decreased. If the price of fuel remains at the November 30, 2006 level, the Company will pay $8.5 million more for diesel fuel during the remainder of fiscal 2007 than if the price of fuel had not been effectively fixed by these contracts.
Other than a change in the amount of fuel subject to FPCs and Fuel Collars, there have been no material changes in market risk from the disclosures provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as set forth in the Company’s Form 10-K for the year ended August 31, 2006.
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

LAIDLAW INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal proceedings
The Company is a defendant in various lawsuits and claims arising in the ordinary course of business; primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no proceeding either threatened or pending against us that would have a material adverse effect on the Company.
Item 1A. Risk factors
There have been no material changes in the risk factors provided in Item 7 of the Company’s Form 10-K for the year ended August 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchases of Equity Securities by the Issuer
Purchases made under the Company’s stock repurchase plan for the quarter ended November 30, 2006 were as follows:

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of a	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
	purchased	paid per share	program	program
(millions)
Repurchase period
September 1 – September 30	1,194,400	$27.26	1,194,400	$36.3
October 1 – October 31	1,272,750	28.53	1,272,750	—
November 1 – November 30	—	NA	—	—

Total	2,467,150	27.92	2,467,150	—

All shares were purchased on the open market. Effective October 31, 2006, the Company had completed the $500 million repurchase program authorized in July 2006.
Dividend restrictions – There are no contractual restrictions on the payment of dividends as long as the Company is in pro-forma compliance with the financial covenants of its credit facilities immediately after payment of the dividend.
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

LAIDLAW INTERNATIONAL, INC.

By: /s/ Jeffrey W. Sanders
Date: January 5, 2007	Jeffrey W. Sanders
Vice President, Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer