Form 10-Q
period 2007-02-28
LAIDLAW INTERNATIONAL INC
filed 2007-04-09
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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
YES ☑ NO ☐
     As of March 31, 2007, there were 79,376,767 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 28,	August 31,
	2007	2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$93.3	$318.7
Accounts receivable	333.1	210.5
Insurance collateral	69.1	106.4
Parts and supplies	35.2	40.7
Deferred income tax assets	43.7	39.6
Other current assets	30.8	24.8

Total current assets	605.2	740.7

Property and equipment
Land	171.5	164.6
Buildings	190.0	191.0
Vehicles	1,818.2	1,753.4
Other	147.7	137.1

	2,327.4	2,246.1
Less: Accumulated depreciation	(730.3)	(648.2)

	1,597.1	1,597.9

Other assets
Insurance collateral	317.8	303.4
Other long-term investments	27.6	29.3
Contracts and customer relationships	72.7	68.5
Deferred income tax assets	220.9	267.4
Deferred charges and other assets	34.4	31.5

	673.4	700.1

Total assets	$2,875.7	$3,038.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	February 28,	August 31,
	2007	2006
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$76.2	$140.3
Accrued employee compensation	109.3	112.7
Other accrued liabilities	86.8	95.8
Current portion of insurance reserves	139.2	147.8
Current portion of long-term debt	47.5	34.7

Total current liabilities	459.0	531.3

Long-term debt	721.4	772.6
Insurance reserves	344.4	339.7
Pension liability	105.8	104.5
Other long-term liabilities	79.2	82.7

Total liabilities	1,709.8	1,830.8

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 79.4 million (August 31, 2006 – 81.6 million)	0.8	0.8
Additional paid in capital	748.8	814.5
Accumulated other comprehensive income	69.8	77.8
Retained earnings	346.5	314.8

Total shareholders’ equity	1,165.9	1,207.9

Total liabilities and shareholders’ equity	$2,875.7	$3,038.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue	$790.9	$789.0	$1,649.0	$1,635.8

Compensation expense	401.1	396.0	822.4	802.7
Vehicle related costs	61.3	61.8	120.9	124.9
Fuel	65.9	60.3	135.8	125.6
Insurance and accident claim costs	29.3	34.5	73.1	81.6
Occupancy costs	40.7	41.9	79.1	80.6
Depreciation and amortization	60.9	57.1	122.9	115.7
Other operating expenses	76.7	72.1	160.0	142.7

Operating income	55.0	65.3	134.8	162.0

Interest expense	(14.3)	(5.4)	(29.2)	(10.9)
Other income (expense), net	(8.7)	2.0	(10.6)	3.8

Income from continuing operations before income taxes	32.0	61.9	95.0	154.9

Income tax expense	(13.5)	(24.1)	(36.4)	(59.1)

Income from continuing operations	18.5	37.8	58.6	95.8

Loss from discontinued operations	—	(3.8)	—	(3.5)

Net income	$18.5	$34.0	$58.6	$92.3

Basic earnings (loss) per share
Continuing operations	$0.23	$0.38	$0.73	$0.96
Discontinued operations	—	(0.04)	—	(0.04)

Net income	$0.23	$0.34	$0.73	$0.92

Diluted earnings (loss) per share
Continuing operations	$0.23	$0.38	$0.73	$0.96
Discontinued operations	—	(0.04)	—	(0.04)

Net income	$0.23	$0.34	$0.73	$0.92

Dividends per share	$0.17	$0.15	$0.34	$0.30

Average shares outstanding	79.3	99.8	79.6	100.0
Effect of dilutive securities	0.5	0.4	0.5	0.4

Average diluted shares outstanding	79.8	100.2	80.1	100.4

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended February 28,
	2007	2006
Operating activities
Net income	$58.6	$92.3
Loss from discontinued operations	—	3.5
Non-cash adjustments to net income
Depreciation and amortization	122.9	115.7
Deferred income taxes	34.6	57.6
Other non-cash items	5.4	5.9
Net change in certain operating assets and liabilities
Accounts receivable	(139.5)	(117.8)
Insurance collateral	27.3	10.6
Accounts payable and accrued liabilities	(2.2)	8.4
Insurance reserves	(2.8)	6.7
Other assets and liabilities	(7.5)	(23.4)

Net cash provided by operating activities	$96.8	$159.5

Investing activities
Purchase of property and equipment	$(202.6)	$(156.1)
Proceeds from sale of property and equipment	26.4	15.3
Expended on acquisitions	(13.1)	—
Net decrease in performance bond collateral	4.2	0.5
Other investing activities	1.1	(0.7)

Net cash used by investing activities	$(184.0)	$(141.0)

Financing activities
Repurchase of common stock	$(74.3)	$(41.7)
Dividend payments	(27.0)	(30.0)
Principal payments on long-term debt	(16.3)	(9.4)
Net decrease in revolver	(20.8)	—
Other financing activities	0.2	—

Net cash used by financing activities	$(138.2)	$(81.1)

Discontinued operations
Operating cash flows from discontinued operations	$—	$0.5

Net cash provided by discontinued operations	$—	$0.5

Net decrease in cash and cash equivalents	$(225.4)	$(62.1)

Cash and cash equivalents – beginning of period	318.7	217.3

Cash and cash equivalents – end of period	$93.3	$155.2

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2007
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
Basis of presentation
The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2007. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Note 2 – FirstGroup merger
On February 8, 2007 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FirstGroup plc under which FirstGroup will acquire all of the Company’s outstanding common shares for $35.25 per share in cash. The merger is conditioned upon approval by the stockholders of Laidlaw and FirstGroup and certain regulatory approvals, as well as other customary closing conditions. Additionally, the Merger Agreement contains specified termination rights for the parties, and provides that in certain circumstances, either the Company or FirstGroup will be required to pay the other party a termination fee of up to $78 million and £22 million, respectively. The Company’s Proxy Statement, filed with the Securities Exchange Commission on March 21, 2007, provides further detail and explanation of the Merger Agreement and sale transaction.
A special meeting of Laidlaw stockholders will be held on April 20, 2007 to vote on approval of the Merger Agreement. The Company’s Board of Directors approved the transaction and has unanimously recommended that the Company’s stockholders vote in favor of the Merger Agreement.

Note 3 – Comprehensive income
The following table summarizes total comprehensive income ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income	$18.5	$34.0	$58.6	$92.3
Net unrealized gain (loss) on: Securities	(0.8)	1.6	3.8	(3.2)
Interest rate swaps	0.2	0.5	(0.7)	1.9
Fuel hedge	1.7	—	0.9	—
Foreign currency translation adjustments	(5.1)	9.7	(12.0)	16.9

Total comprehensive income	$14.5	$45.8	$50.6	$107.9

Note 4 – Stock awards and options
Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the grant date and recorded expenses related to these plans of approximately $2.5 million and $4.8 million during the three and six months ended February 28, 2007 compared to $2.0 million and $3.7 million during the three and six months ended February 28, 2006. A summary of stock based awards and options issued during the current fiscal year, is as follows:
Stock options – During the six months ended February 28, 2007, the Company issued 359,125 non-qualified stock options to employees and non-employee directors with an average exercise price of $28.64 per share. The exercise price is equal to the fair market value of the Company’s stock at the date of grant. The option holder has no voting or dividend rights. The stock options have a ten-year life and vest ratably over three years.
Restricted Shares – During the six months ended February 28, 2007, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a two year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.
Deferred Shares – During the six months ended February 28, 2007, the Company granted 192,500 deferred shares to key employees. The deferred shares vest ratably over a four year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting or dividend rights with the deferred shares.

Note 5 – Pension plans
The components of net pension cost for the Company’s pension plans were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Components of net pension benefit cost
Service cost	$2.5	$3.3	$5.2	$5.5
Interest cost	13.3	14.0	26.8	26.2
Expected return on plan assets	(13.4)	(14.9)	(27.6)	(27.5)

Net pension benefit cost	$2.4	$2.4	$4.4	$4.2

Note 6 – Material contingencies
Legal proceedings
The Company is a defendant in various lawsuits and claims arising in the ordinary course of business, primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no legal proceeding either threatened or pending against us that would have a material adverse effect on the Company.
Environmental matters
The Company’s operations are subject to various federal, state, local and foreign laws and regulations relating to environmental matters, including those concerning emissions to the air; waste water discharges; storage, treatment and disposal of waste and remediation of soil and ground water contamination. The Company has incurred, and expects to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. In particular, the Company has been named as a “potentially responsible party” under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at various third-party sites at which the Company’s waste was allegedly disposed. In addition, management is investigating or engaged in remediation of past contamination at other sites used in the Company’s business. The Company records liabilities when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. As of the date of this report, management believes that adequate accruals have been made related to all known environmental matters, however, actual environmental liabilities could differ significantly from these estimates.
Income tax matters
The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or to establish a reasonable estimate of possible additional taxes owed, if any.

Note 7 – Repurchase of common stock
In September and October of 2006 the Company repurchased approximately 2.5 million shares of its common stock at an average cost of $27.92 per share through open market purchases, completing the $500 million repurchase program authorized in July 2006.
Note 8 – Statement of cash flows
During the six months ended February 28, 2007, purchase of property and equipment on the Company’s “Consolidated Statements of Cash Flows” includes $66.3 million for vehicles purchased in the prior year but paid for in the current year.
Note 9 – Segment information
The Company has three reportable segments: education services, Greyhound and public transit. The education services segment provides school bus transportation throughout Canada and the United States. The Greyhound segment provides intercity bus transportation throughout North America. Public transit provides paratransit and municipal bus transportation within the United States.
The Company evaluates performance and allocates resources based on operating income before depreciation and amortization (“EBITDA”). The Company’s reportable segments are business units that offer different services and are each managed separately.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue
Education services	$444.4	$420.5	$946.1	$884.2
Greyhound	271.3	293.8	550.8	598.4
Public transit	75.2	74.7	152.1	153.2

Consolidated	$790.9	$789.0	$1,649.0	$1,635.8

EBITDA
Education services	$92.2	$91.9	$204.1	$207.3
Greyhound	17.2	26.3	42.8	61.2
Public transit	6.5	4.2	10.8	9.2

Consolidated	115.9	122.4	257.7	277.7
Depreciation and amortization	(60.9)	(57.1)	(122.9)	(115.7)

Operating income	55.0	65.3	134.8	162.0
Interest expense	(14.3)	(5.4)	(29.2)	(10.9)
Other income (expense), net	(8.7)	2.0	(10.6)	3.8
Income tax expense	(13.5)	(24.1)	(36.4)	(59.1)

Income from continuing operations	18.5	37.8	58.6	95.8
Loss from discontinued operations	—	(3.8)	—	(3.5)

Net income	$18.5	$34.0	$58.6	$92.3

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2006 with the exception of the education services segment where total identifiable assets at February 28, 2007 were $1,351.8 million compared to $1,235.0 million at August 31, 2006. The increase was primarily due to seasonal accounts receivable changes.

Note 10 – Business interruption settlement
During the first half of 2006, Greyhound received a $5.0 million business interruption insurance settlement relating to losses incurred during the September 11, 2001 terrorist attacks. The recovery was recorded in other operating expenses on the Company’s “Consolidated Statements of Operations”.
Note 11 — Recent accounting pronouncement
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 — “The Fair Value Option for Financial Assets” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company will be required to adopt SFAS 159 in the first quarter of 2009. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Corporate overview
The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and six month periods ended February 28, 2007 and 2006 and the Company’s consolidated financial position at February 28, 2007. Our continuing operations consist of three reportable segments: education services, Greyhound and public transit services. See Note 9 – “Segment information” of the Notes to Consolidated Financial Statements in this Report. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2006. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.
Results of Operations
Percentage of revenue

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	50.7	50.3	50.0	49.1
Vehicle related costs	7.8	7.8	7.3	7.6
Fuel	8.3	7.6	8.2	7.7
Insurance and accident claim costs	3.7	4.4	4.4	5.0
Occupancy costs	5.1	5.3	4.8	4.9
Depreciation and amortization	7.7	7.2	7.4	7.1
Other operating expenses	9.7	9.1	9.7	8.7

Operating income	7.0	8.3	8.2	9.9

Interest expense	(1.9)	(0.8)	(1.8)	(0.6)
Other income (expense), net	(1.1)	0.3	(0.6)	0.2

Income from continuing operations before income taxes	4.0	7.8	5.8	9.5
Income tax expense	(1.7)	(3.0)	(2.2)	(3.6)

Income from continuing operations	2.3	4.8	3.6	5.9
Loss from discontinued operations	—	(0.5)	—	(0.3)

Net income	2.3%	4.3%	3.6%	5.6%

Revenue and EBITDA by business segment
Education services

			EBITDA
($ in millions)	Revenue	EBITDA	Margin
Three months ended
February 28, 2007	$444.4	$92.2	20.7%
February 28, 2006	420.5	91.9	21.9

Percentage increase (decrease)	5.7%	0.3%	(120	)BP*

Six months ended
February 28, 2007	$946.1	$204.1	21.6%
February 28, 2006	884.2	207.3	23.4

Percentage increase (decrease)	7.0%	(1.5)%	(180	)BP*

*	Decrease in EBITDA margin is expressed in basis points
Revenue in the education services segment increased by $23.9 million and $61.9 million for the three and six months ended February 28, 2007, respectively, compared to the three and six months ended February 28, 2006 as new contracts along with price and volume increases from existing clients, more than offset lost business. Additionally, during the three months ended February 28, 2007, lost days due to bad weather reduced revenues by $6.9 million, most of which is expected to be recovered during the second half of the fiscal year. Changes in the exchange rate of the Canadian dollar did not have a significant effect on revenue.
During the three and six months ended February 28, 2007, EBITDA margins decreased 120 and 180 basis points, respectively, over the corresponding prior year periods. The EBITDA margins declined primarily due to project costs related to initiatives to improve our technological capabilities, start-up costs resulting from driver shortages in some areas of the country and increased average fuel prices, somewhat offset by lower insurance costs.
Greyhound

			EBITDA
($ in millions)	Revenue	EBITDA	Margin
Three months ended
February 28, 2007	$271.3	$17.2	6.3%
February 28, 2006	293.8	26.3	9.0

Percentage decrease	(7.7)%	(34.6)%	(270	)BP*

Six months ended
February 28, 2007	$550.8	$42.8	7.8%
February 28, 2006	598.4	61.2	10.2

Percentage decrease	(8.0)%	(30.1)%	(240	)BP*

*	Decrease in EBITDA margin is expressed in basis points

Revenue in the Greyhound segment during the three and six months ended February 28, 2007 decreased $22.5 million and $47.6 million from the three and six months ended February 28, 2006, respectively. The decline was principally due to passenger reductions, somewhat offset by higher ticket prices. The passenger reductions were due to elasticity effects from the price increases, network changes and the non-reoccurrence of prior year hurricane related volume. Changes in the exchange rate of the Canadian dollar did not have a significant effect on revenue.
EBITDA in the three and six months ended February 28, 2007 decreased by $9.1 million and $18.4 million, respectively, compared to the three and six months ended February 28, 2006. The results of the first half of fiscal 2006 benefited from a one-time gain of $5 million due to a business interruption settlement received as compensation for losses incurred following the September 11, 2001 terrorist attacks. Excluding the business interruption settlement, EBITDA margins decreased by 270 and 160 basis points during the three and six months ended February 28, 2007 compared to the prior year periods, respectively, primarily due to higher margins earned on the increased volume in the prior year. Additionally, higher insurance costs due to an adverse development on a significant claim incurred several years ago further reduced margins during the three months ended February 28, 2007.
Public transit

			EBITDA
($ in millions)	Revenue	EBITDA	Margin
Three months ended
February 28, 2007	$75.2	$6.5	8.6%
February 28, 2006	74.7	4.2	5.6

Percentage increase	0.7%	54.8%	300	BP*

Six months ended
February 28, 2007	$152.1	$10.8	7.1%
February 28, 2006	153.2	9.2	6.0

Percentage increase (decrease)	(0.7)%	17.4%	110	BP*

*	Increase in EBITDA margin is expressed in basis points
Revenue increased by $0.5 million for the three months ended February 28, 2007 and decreased $1.1 million for the six months ended February 28, 2007 compared to the same periods in fiscal 2006, respectively, as price increases and revenue from new contract wins were generally offset by lost revenue from a large contract that was not renewed.
EBITDA in the three and six months ended February 28, 2007 increased by $2.3 million and $1.6 million, respectively, compared to the three and six months ended February 28, 2006 primarily due to improved insurance costs that, during the six months ended February 28, 2007, were partly offset by severance costs.

Depreciation and amortization expense
Depreciation and amortization by business segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Education services	$41.7	$35.2	$84.9	$73.1
Greyhound	16.8	19.6	33.3	37.8
Public transit services	2.4	2.3	4.7	4.8

Total	$60.9	$57.1	$122.9	$115.7

Education services depreciation and amortization for the three and six months ended February 28, 2007 increased by $6.5 million and $11.8 million compared to the three and six months ended February 28, 2006 primarily due to an increased number of buses in operation and the significant drop in depreciation in the prior year resulting from an increase in the estimated lives of certain vehicle models. Depreciation declined in the Greyhound segment principally due to a reduction in the number of buses used in operations.
Interest expense
For the three and six months ended February 28, 2007 interest expense increased by $8.9 million and $18.3 million, respectively, compared to the prior year periods, primarily due to the addition of the $500 million term B debt in the fourth quarter of 2006 and a higher average revolving credit line balance during 2007.
Other income (expense), net
Other expense, net of $8.7 million and $10.6 million incurred during the three and six months ended February 28, 2007, primarily consists of $3.2 million and $7.0 million of currency exchange losses, respectively, on $125.0 million of U.S. denominated debt that is carried by our Canadian subsidiaries along with $5.9 million of transaction costs associated with the proposed FirstGroup merger recorded in the second quarter of 2007. These expenses were partially offset by income earned on investments. The $2.0 million and $3.8 million of other income, net recorded in the three and six months ended February 28, 2006 consists primarily of income earned on investments.
Income tax expense
The effective tax rate was 42% for the three months ended February 28, 2007, or 3% higher than in the prior year period. The increase in effective rate was the result of no tax benefit being recognized on $4.7 million of transaction costs related to the proposed FirstGroup merger. The effective tax rate was 38% for the six months ended February 28, 2007, unchanged compared to the prior year period.
Discontinued operations
The loss from discontinued operations for three and six months ended February 28, 2006 principally relates to changes in reserves related to contingent obligations of previously sold businesses that were partially indemnified by the Company.

Liquidity and capital resources
Cash provided by operating activities was $96.8 million for the six months ended February 28, 2007 compared to $159.5 million for the six months ended February 28, 2006. The decrease was primarily due to a reduction in net income and a larger increase in trade accounts receivable due to increased education services revenue.
Net expenditures for the purchase of capital assets were $176.2 million for the six months ended February 28, 2007 compared to $140.8 million for the six months ended February 28, 2006, primarily reflecting an earlier spend pattern in the current year at education services.
During the first half of 2007 we paid dividends of $0.34 per share or $27.0 million, compared to $0.30 per share or $30.0 million in the first half of 2006. During the six months ended February 28, 2007 we repurchased approximately 2.5 million shares of our common stock at an average cost of $27.92 per share through open market purchases, completing the $500 million repurchase program authorized in July 2006.
As of February 28, 2007 there were no cash borrowings under our $300 million Revolver and letters of credit issued were $115.5 million, leaving $184.5 million of availability. We believe that existing cash and cash flow from operations, together with borrowing availability under our Revolver, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.
Commitments and contingencies
Reference is made to Note 8 – “Commitments and contingencies” of Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended August 31, 2006 for a description of the Company’s material commitments. Reference is made to Note 2 – “FirstGroup merger” and Note 6 – “Material contingencies” of Notes to Consolidated Financial Statements in this Report for a description of the Company’s material contingencies.

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
-	Risks and uncertainties related to the proposed merger with FirstGroup, including but not limited to receiving approval from the stockholders of both Laidlaw and FirstGroup and the required regulatory agencies as well as other customary closing conditions;

-	Economic and other market factors, including competitive pressures and changes in pricing policies;

-	The ability to implement initiatives designed to increase operating efficiencies or improve results;

-	Costs and risks associated with litigation and indemnification obligations;

-	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

-	The potential for rising labor costs and actions taken by organized labor unions;

-	Continued increases in prices of fuel and potential shortages;

-	Control of costs related to accident and other risk management claims;

-	Terrorism and other acts of violence;

-	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

-	The ability to pay dividends;

-	Potential changes in the mix of businesses we operate; and

-	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
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

LAIDLAW INTERNATIONAL, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company protects a portion of its future fuel procurements from price fluctuations by entering into future purchase contracts (“FPCs”), fuel price swaps (“Swaps”) and option contracts (“Fuel Collars”). The FPCs generally stipulate that the Company take delivery of set bulk volumes of fuel at prearranged prices for a set period. Swaps are financial contracts that lock in the future price of a set amount of fuel at a fixed rate. Fuel collars effectively create a cap on the future purchase price of a certain amount of fuel and at the same time, limit the amount of benefit to the Company in a falling future price market. A Fuel Collar is created by purchasing a call option for diesel fuel while simultaneously selling a put option that covers the identical amount of fuel with the same underlying terms and conditions as the call option.
At February 28, 2007 the Company had outstanding FPCs for 4.8 million gallons of fuel at an average price of $2.25 per gallon, outstanding Swaps covering 5.5 million gallons of fuel at a price of $1.73 per gallon and outstanding Fuel Collars for 9.3 million gallons of fuel with a weighted average call price of $2.14 per gallon and a weighted average put price of $1.99 per gallon. All outstanding FPCs, Swaps and Fuel Collars will be settled within the current fiscal year.
The price of diesel fuel has decreased subsequent to the establishment of the majority of these contracts. If the price of fuel remains at the February 28, 2007 level, the Company will pay $1.9 million more for diesel fuel during the remainder of fiscal 2007 than if the price of fuel had not been effectively fixed by these contracts.
Other than a change in the amount of fuel subject to FPCs, Swaps and Fuel Collars, there have been no material changes in market risk from the disclosures provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as set forth in the Company’s Form 10-K for the year ended August 31, 2006.
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
Item 1A. Risk factors
The trading price for our common stock is close to the acquisition price per share proposed in the Merger Agreement.
As a result of the proposed merger with FirstGroup, our common stock is currently trading at a level close to the acquisition price. If the Merger Agreement is terminated or the transaction fails to close, the trading price of our common stock could decrease to a much lower level, particularly if the termination fee specified in the Merger Agreement is incurred.
Significant fees may be incurred if the Merger Agreement is terminated under certain conditions.
The Merger Agreement contains specified termination rights and the Company could be required to pay FirstGroup a termination fee of up to $78 million if the transaction was terminated under certain circumstances.
Except for the additional risks described above, there have been no other material changes in the risk factors provided in Item 1A of the Company’s Form 10-K for the year ended August 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual stockholders’ meeting was held on February 9, 2007. At the meeting, the following two proposals were voted on.
Proposal 1: Election of three Class I directors, whose terms expired at the Annual Meeting, to the Board of Directors to hold office for a three-year term.
The following persons were elected to the Company’s Board of Directors by the number of votes shown:

	Number of Votes
		Authority
	For	Withheld
John F. Chlebowski	74,377,494	46,384
James H. Dickerson, Jr.	74,377,334	46,544
Maria A. Sastre	74,179,879	243,999
The other Directors with continuing terms include Peter E. Stangl, Kevin E. Benson, Lawrence M. Nagin, Richard P. Randazzo, and Carroll R. Wetzel, Jr.

Proposal 2: Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2007.
The proposal passed with 74,130,180 votes for the proposal, 27,278 votes against the proposal and 266,420 voted withheld.
Item 6. Exhibits
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAIDLAW INTERNATIONAL, INC.

By: /s/ Jeffrey W. Sanders
Date: April 9, 2007	Jeffrey W. Sanders
Vice President, Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer