Form 10-Q
period 2007-05-31
LAIDLAW INTERNATIONAL INC
filed 2007-07-06
CIK 737874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑      NO ☐
     As of June 30, 2007, there were 79,406,577 shares of common stock, par value $0.01 per share, outstanding.

LAIDLAW INTERNATIONAL, INC.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$190.5	$318.7
Accounts receivable	345.3	210.5
Insurance collateral	61.5	106.4
Parts and supplies	36.6	40.7
Deferred income tax assets	43.0	39.6
Other current assets	32.3	24.8

Total current assets	709.2	740.7

Property and equipment
Land	173.5	164.6
Buildings	198.8	191.0
Vehicles	1,882.4	1,753.4
Other	151.5	137.1

	2,406.2	2,246.1
Less: Accumulated depreciation	(794.2)	(648.2)

	1,612.0	1,597.9

Other assets
Insurance collateral	269.8	303.4
Other long-term investments	28.0	29.3
Contracts and customer relationships	74.6	68.5
Deferred income tax assets	193.0	267.4
Deferred charges and other assets	38.4	31.5

	603.8	700.1

Total assets	$2,925.0	$3,038.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions)

	May 31,	August 31,
	2007	2006
	(unaudited)
LIABILITIES

Current liabilities
Accounts payable	$78.9	$140.3
Accrued employee compensation	121.2	112.7
Other accrued liabilities	80.9	95.8
Current portion of insurance reserves	133.2	147.8
Current portion of long-term debt	55.0	34.7

Total current liabilities	469.2	531.3

Long-term debt	714.4	772.6
Insurance reserves	325.0	339.7
Pension liability	103.2	104.5
Other long-term liabilities	76.3	82.7

Total liabilities	1,688.1	1,830.8

SHAREHOLDERS’ EQUITY

Common shares; $0.01 par value per share; issued and outstanding 79.4 million (August 31, 2006 – 81.6 million)	0.8	0.8
Additional paid in capital	750.8	814.5
Accumulated other comprehensive income	91.4	77.8
Retained earnings	393.9	314.8

Total shareholders’ equity	1,236.9	1,207.9

Total liabilities and shareholders’ equity	$2,925.0	$3,038.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenue	$868.9	$860.7	$2,517.9	$2,496.5

Compensation expense	423.6	420.2	1,246.0	1,222.9
Vehicle related costs	57.9	61.3	178.8	186.2
Fuel	70.6	68.7	206.4	194.3
Insurance and accident claim costs	24.6	46.7	97.7	128.3
Occupancy costs	41.6	40.9	120.7	121.5
Depreciation and amortization	66.1	62.1	189.0	177.8
Other operating expenses	84.8	77.3	244.8	220.0

Operating income	99.7	83.5	234.5	245.5

Interest expense	(14.2)	(5.4)	(43.4)	(16.3)
Other income (expense), net	8.7	1.9	(1.9)	5.7

Income from continuing operations before income taxes	94.2	80.0	189.2	234.9

Income tax expense	(33.2)	(36.5)	(69.6)	(95.6)

Income from continuing operations	61.0	43.5	119.6	139.3

Loss from discontinued operations	—	(9.4)	—	(12.9)

Net income	$61.0	$34.1	$119.6	$126.4

Basic earnings (loss) per share
Continuing operations	$0.77	$0.44	$1.50	$1.40
Discontinued operations	—	(0.09)	—	(0.13)

Net income	$0.77	$0.35	$1.50	$1.27

Diluted earnings (loss) per share
Continuing operations	$0.76	$0.44	$1.50	$1.40
Discontinued operations	—	(0.09)	—	(0.13)

Net income	$0.76	$0.35	$1.50	$1.27

Dividends per share	$0.17	$0.15	$0.51	$0.45

Average shares outstanding	79.3	97.8	79.5	99.3
Effect of dilutive securities	0.6	0.5	0.5	0.4

Average diluted shares outstanding	79.9	98.3	80.0	99.7

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended May 31,
	2007	2006
Operating activities
Net income	$119.6	$126.4
Loss from discontinued operations	—	12.9
Non-cash adjustments to net income
Depreciation and amortization	189.0	177.8
Deferred income taxes	67.6	89.0
Other non-cash items	(2.8)	1.6
Net change in certain operating assets and liabilities
Accounts receivable	(147.6)	(125.7)
Insurance collateral	72.1	41.8
Accounts payable and accrued liabilities	2.4	17.0
Insurance reserves	(18.0)	6.6
Other assets and liabilities	(21.7)	(25.8)

Net cash provided by operating activities	$260.6	$321.6

Investing activities
Purchase of property and equipment	$(236.1)	$(219.0)
Proceeds from sale of property and equipment	29.3	19.5
Net cash expended on acquisitions	(25.9)	(4.5)
Net decrease in performance bond collateral	4.2	0.6
Net proceeds from sale of businesses	—	5.8
Other investing activities	1.9	7.5

Net cash used by investing activities	$(226.6)	$(190.1)

Financing activities
Repurchase of common stock	$(74.3)	$(76.8)
Dividend payments	(40.5)	(44.6)
Principal payments on long-term debt	(25.0)	(15.0)
Net decrease in revolver	(20.8)	—
Other financing activities	(1.5)	(3.6)

Net cash used by financing activities	$(162.1)	$(140.0)

Effect of exchange rate changes on cash	$(0.1)	$3.3

Net decrease in cash and cash equivalents	$(128.2)	$(5.2)

Cash and cash equivalents – beginning of period	318.7	217.3

Cash and cash equivalents – end of period	$190.5	$212.1

The accompanying notes are an integral part of these statements.

LAIDLAW INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2007
(Unaudited)
Note 1 – Corporate overview and basis of presentation
Corporate overview
Laidlaw International, Inc. (the “Company” or “Laidlaw”) operates in three reportable business segments: education services, Greyhound and public transit. The education services segment provides school bus transportation, including scheduled home-to-school, extra-curricular and charter and transit school bus services, throughout the United States and Canada. Greyhound, a national provider of inter-city bus transportation in the United States and Canada, provides scheduled passenger service, package delivery service, charter bus service and, in certain terminals, food service. The public transit segment provides paratransit bus transportation for riders with disabilities and fixed-route municipal bus service.
Basis of presentation
The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2007. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Note 2 – FirstGroup merger
On February 8, 2007 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FirstGroup plc under which FirstGroup will acquire all of the Company’s outstanding common shares for $35.25 per share in cash. Laidlaw’s stockholders approved the merger transaction at a Special Meeting held on April 20, 2007. Likewise, FirstGroup shareholders passed resolutions to approve the acquisition of Laidlaw at an Extraordinary General Meeting held on April 20, 2007. The Merger Agreement contains specified termination rights for the parties, and provides that in certain circumstances, either the Company or FirstGroup will be required to pay the other party a termination fee of up to $78 million and £22 million, respectively. The Company’s Proxy Statement, filed with the Securities Exchange Commission on March 21, 2007, provides further detail and explanation of the Merger Agreement and sale transaction.
The merger transaction is subject to certain closing conditions, including further regulatory approval in the U.S. Under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”), the Antitrust Division of the U.S. Department of Justice (“DOJ”) requested additional information from both FirstGroup and Laidlaw, primarily related to student transportation. The Company continues to work with the DOJ regarding this request for additional information.

Note 3 – Comprehensive income
The following table summarizes total comprehensive income ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net income	$61.0	$34.1	$119.6	$126.4
Net unrealized gain (loss) on:
Securities	—	(2.4)	3.8	(5.6)
Interest rate swaps	0.3	0.9	(0.4)	2.8
Fuel hedge	0.6	0.4	1.5	0.4
Foreign currency translation adjustments	20.7	12.9	8.7	29.8

Total comprehensive income	$82.6	$45.9	$133.2	$153.8

Note 4 – Stock awards and options
Pursuant to the Company’s Amended and Restated 2003 Equity and Performance Incentive Plan, the Company has issued stock based compensation to various employees and non-employee directors. These grants to employees represent the long-term incentive portion of the Company’s overall compensation plan for management. The Company accounts for all stock-based compensation based on estimated fair value at the grant date and recorded expenses related to these plans of approximately $2.3 million and $7.1 million during the three and nine months ended May 31, 2007 compared to $1.9 million and $5.6 million during the three and nine months ended May 31, 2006. A summary of stock based awards and options issued during the current fiscal year, is as follows:
Stock options – During the nine months ended May 31, 2007, the Company issued 359,125 non-qualified stock options to employees and non-employee directors with an average exercise price of $28.64 per share. The exercise price is equal to the fair market value of the Company’s stock at the date of grant. The option holder has no voting or dividend rights. The stock options have a ten-year life and vest ratably over three years.
Restricted Shares – During the nine months ended May 31, 2007, the Company issued 25,313 shares of restricted common stock to non-employee directors. The restricted shares vest at the end of a two year period and during the vesting period the participant has the rights of a shareholder with respect to voting and dividend rights but is restricted from transferring the shares.
Deferred Shares – During the nine months ended May 31, 2007, the Company granted 192,500 deferred shares to key employees. The deferred shares vest ratably over a four year period. On each vesting date the employee receives common stock of the Company equal in number to the deferred shares that have vested. Upon delivery of the Company common stock an equal number of deferred shares are terminated. The participants have no voting or dividend rights with the deferred shares.

Note 5 – Pension plans
The components of net pension cost for the Company’s pension plans were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Components of net pension cost
Service cost	$2.7	$2.7	$7.9	$8.2
Interest cost	14.4	13.0	41.2	39.2
Expected return on plan assets	(14.7)	(13.8)	(42.3)	(41.3)

Net pension cost	$2.4	$1.9	$6.8	$6.1

Note 6 – Material contingencies
Legal proceedings
Contingent Liabilities Relating to Sale of EmCare Holdings, Inc. and American Medical Response, Inc.
On February 10, 2005, the Company completed the sale to affiliates of Onex Corporation (collectively, the “Purchaser”) of EmCare Holdings Inc. and its subsidiaries and American Medical Response, Inc. and its subsidiaries in accordance with two Stock Purchase Agreements, each dated December 6, 2004, as amended (collectively, the “Stock Purchase Agreements”).
On June 13, 2007, the Purchaser asserted claims against the Company under the Stock Purchase Agreements for indemnification of potential tax liabilities. The Company is currently investigating this matter and at this juncture it is not possible to predict the ultimate outcome of the Company’s investigation, nor is it possible to calculate the possible financial exposure, if any, to the Company, pursuant to the terms of the Stock Purchase Agreements.
Other
The Company is also a defendant in various lawsuits and claims arising in the ordinary course of business, primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no legal proceeding either threatened or pending against us relating to personal injury, property damage, environmental or employment related claims that would have a material adverse effect on the Company.
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
Note 7 – Acquisitions
During the nine months ended May 31, 2007, the Company acquired two Canadian school bus companies, adding approximately 700 buses which are expected to generate over $26 million of annualized revenue. The Company paid $25.9 million in net cash and assumed $8.6 million in debt for an aggregate purchase price of $34.5 million. The fair value of net tangible assets acquired was $23.8 million, with the remaining $10.7 million of purchase price allocated to contract values.
Note 8 – Statement of cash flows
During the nine months ended May 31, 2007, purchase of property and equipment on the Company’s “Consolidated Statements of Cash Flows” includes $66.3 million for vehicles purchased in the prior year but paid for in the current year.
Note 9 – Repurchase of common stock
In September and October of 2006 the Company repurchased approximately 2.5 million shares of its common stock at an average cost of $27.92 per share through open market purchases, completing the $500 million repurchase program authorized in July 2006.
Note 10 – Business interruption settlement
During the first nine months of 2006, Greyhound received a $5.0 million business interruption insurance settlement relating to losses incurred during the September 11, 2001 terrorist attacks. The recovery was recorded in other operating expenses on the Company’s “Consolidated Statements of Operations”.
Note 11 — Recent accounting pronouncement
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 — “The Fair Value Option for Financial Assets” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company will be required to adopt SFAS 159 in the first quarter of fiscal 2009. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Note 12 – Segment information
The Company has three reportable segments: education services, Greyhound and public transit. The education services segment provides school bus transportation throughout the United States and Canada. The Greyhound segment provides intercity bus transportation throughout the United States and Canada. Public transit provides paratransit and municipal bus transportation within the United States.
The Company evaluates performance and allocates resources based on operating income before depreciation and amortization (“EBITDA”). The Company’s reportable segments are business units that offer different services and are each managed separately.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenue
Education services	$520.0	$483.7	$1,466.1	$1,367.9
Greyhound	269.9	297.9	820.7	896.3
Public transit	79.0	79.1	231.1	232.3

Consolidated	$868.9	$860.7	$2,517.9	$2,496.5

EBITDA
Education services	$134.7	$117.7	$338.8	$325.0
Greyhound	23.6	22.9	66.4	84.1
Public transit	7.5	5.0	18.3	14.2

Consolidated	165.8	145.6	423.5	423.3
Depreciation and amortization	(66.1)	(62.1)	(189.0)	(177.8)

Operating income	99.7	83.5	234.5	245.5
Interest expense	(14.2)	(5.4)	(43.4)	(16.3)
Other income (expense), net	8.7	1.9	(1.9)	5.7
Income tax expense	(33.2)	(36.5)	(69.6)	(95.6)

Income from continuing operations	61.0	43.5	119.6	139.3
Loss from discontinued operations	—	(9.4)	—	(12.9)

Net income	$61.0	$34.1	$119.6	$126.4

Total identifiable assets for each of the reportable segments has not changed materially since August 31, 2006 with the exception of the education services segment where total identifiable assets at May 31, 2007 were $1,349.3 million compared to $1,235.0 million at August 31, 2006. The increase was primarily due to seasonal accounts receivable changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Corporate overview
The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and nine month periods ended May 31, 2007 and 2006 and the Company’s consolidated financial position at May 31, 2007. Our continuing operations consist of three reportable segments: education services, Greyhound and public transit services. See Note 12 – “Segment information” of the Notes to Consolidated Financial Statements in this Report. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year ended August 31, 2006. As used in this Report, all references to the Company, we, us, our and similar references are to Laidlaw International, Inc.
Results of Operations

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
Percentage of revenue	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	48.7	48.8	49.5	48.9
Vehicle related costs	6.7	7.1	7.1	7.5
Fuel	8.1	8.0	8.2	7.8
Insurance and accident claim costs	2.8	5.4	3.9	5.1
Occupancy costs	4.8	4.8	4.8	4.9
Depreciation and amortization	7.6	7.2	7.5	7.2
Other operating expenses	9.8	9.0	9.7	8.8

Operating income	11.5	9.7	9.3	9.8

Interest expense	(1.7)	(0.6)	(1.7)	(0.6)
Other income (expense), net	1.0	0.2	(0.1)	0.2

Income from continuing operations before income taxes	10.8	9.3	7.5	9.4
Income tax expense	(3.8)	(4.2)	(2.8)	(3.8)

Income from continuing operations	7.0	5.1	4.7	5.6
Loss from discontinued operations	—	(1.1)	—	(0.5)

Net income	7.0%	4.0%	4.7%	5.1%

Revenue and EBITDA by business segment
Education services

			EBITDA
($ in millions)	Revenue	EBITDA	Margin
Three months ended
May 31, 2007	$520.0	$134.7	25.9%
May 31, 2006	483.7	117.7	24.3

Percentage increase	7.5%	14.4%	160	BP*

Nine months ended
May 31, 2007	$1,466.1	$338.8	23.1%
May 31, 2006	1,367.9	325.0	23.8

Percentage increase (decrease)	7.2%	4.2%	(70	)BP*

*	Increase (decrease) in EBITDA margin is expressed in basis points
Revenue in the education services segment increased by $36.3 million and $98.2 million for the three and nine months ended May 31, 2007, respectively, compared to the three and nine months ended May 31, 2006 as new contracts along with price and volume increases from existing clients, more than offset lost business. Additionally, during the nine months ended May 31, 2007, lost days due to bad weather reduced revenues by $5.8 million, most of which is expected to be recovered during the fourth quarter. Changes in the exchange rate of the Canadian dollar did not have a significant effect on revenue.
During the three months ended May 31, 2007, EBITDA margins increased 160 basis points over the three months ended May 31, 2006 primarily driven by reduced insurance costs due to improvements in current period accident claim costs and favorable development on estimates for older claims. EBITDA margin for the nine months ended May 31, 2007 decreased 70 basis points over the corresponding nine months ended May 31, 2006 as favorable insurance results were more than offset by increased project costs related to initiatives to improve our technological capabilities, costs resulting from driver shortages in some areas of the country and increased average fuel prices.
Greyhound

			EBITDA
($ in millions)	Revenue	EBITDA	Margin
Three months ended
May 31, 2007	$269.9	$23.6	8.7%
May 31, 2006	297.9	22.9	7.7

Percentage increase (decrease)	(9.4)%	3.1%	100	BP*

Nine months ended
May 31, 2007	$820.7	$66.4	8.1%
May 31, 2006	896.3	84.1	9.4

Percentage decrease	(8.4)%	(21.0)%	(130	)BP*

*	Increase (decrease) in EBITDA margin is expressed in basis points

Revenue in the Greyhound segment during the three and nine months ended May 31, 2007 decreased $28.0 million and $75.6 million from the three and nine months ended May 31, 2006, respectively. The decline was principally due to passenger reductions resulting from the elasticity effects of previous price increases, network changes and the non-recurrence of prior year hurricane related volume. Additionally, during the three months ended May 31, 2007, a short strike in western Canada reduced revenues by approximately $5 million. Changes in the exchange rate of the Canadian dollar did not have a significant effect on revenue.
EBITDA for the third quarter of 2007 increased by $0.7 million compared to the third quarter of 2006 while EBITDA for the nine months ended May 31, 2007 decreased $17.7 million compared to the nine months ended May 31, 2006. The results of the nine months ended May 31, 2006 benefited from a one-time gain of $5 million due to a business interruption settlement received as compensation for losses incurred following the September 11, 2001 terrorist attacks. Excluding the business interruption settlement, the EBITDA margin decreased by 70 basis points for the nine months ended May 31, 2007 compared to the prior year primarily due to higher margins earned on the increased volume in the prior year. The EBITDA margin increased by 100 basis points for the third quarter of 2007 compared to the third quarter of 2006 reflecting reduced compensation expense and insurance costs.
Public transit

			EBITDA
($ in millions)	Revenue	EBITDA	Margin
Three months ended
May 31, 2007	$79.0	$7.5	9.5%
May 31, 2006	79.1	5.0	6.3

Percentage increase (decrease)	(0.1)%	50.0%	320	BP*

Nine months ended
May 31, 2007	$231.1	$18.3	7.9%
May 31, 2006	232.3	14.2	6.1

Percentage increase (decrease)	(0.5)%	28.9%	180	BP*

*	Increase in EBITDA margin is expressed in basis points
Revenue declined slightly for the three and nine month periods ended May 31, 2007 compared to the same periods in fiscal 2006 as price increases and revenue from new contract wins were generally offset by lost revenue from a large contract that was not renewed.
EBITDA in the three and nine months ended May 31, 2007 increased by $2.5 million and $4.1 million, respectively, compared to the three and nine months ended May 31, 2006 primarily due to improvements in current period accident claim costs and favorable development on estimates for older claims, partly offset by increased legal costs.

Depreciation and amortization expense
Depreciation and amortization by business segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Education services	$47.5	$40.4	$132.4	$113.5
Greyhound	16.2	19.3	49.5	57.1
Public transit services	2.4	2.4	7.1	7.2

Total	$66.1	$62.1	$189.0	$177.8

Education services depreciation and amortization for the three and nine months ended May 31, 2007 increased by $7.1 million and $18.9 million compared to the three and nine months ended May 31, 2006 primarily due to an increased number of buses in operation and the significant drop in depreciation in the prior year resulting from an increase in the estimated lives of certain vehicle models. Depreciation declined in the Greyhound segment principally due to a reduction in the number of buses used in operations.
Interest expense
For the three and nine months ended May 31, 2007 interest expense increased by $8.8 million and $27.1 million, respectively, compared to the prior year periods, primarily due to the addition of the $500 million term B debt in the fourth quarter of 2006 and a higher average revolving credit line balance during 2007.
Other income (expense), net
Other income, net of $8.7 million for the three months ended May 31, 2007, primarily consists of $11.1 million of currency exchange gain on $125 million of U.S. denominated debt that is carried by our Canadian subsidiaries along with $2.9 of investment income that was partially offset by $5.3 million of transaction costs associated with the proposed FirstGroup merger. Other expenses, net of $1.9 million for the nine months ended May 31, 2007, primarily consists of $11.2 million of transaction costs associated with the proposed FirstGroup merger mostly offset by $4.1 million of currency exchange gain and $5.2 of investment income.
The $1.9 million and $5.7 million of other income, net recorded in the three and nine months ended May 31, 2006 consists primarily of income earned on investments.
Income tax expense
Tax expense during the three month period ended May 31, 2006 included a $4.7 million charge related to the repatriation of approximately $190 million from the Company’s Canadian subsidiaries. Excluding this item, the effective tax rates were 35% and 37% for the three and nine months ended May 31, 2007 compared to 40% and 39% for the three and nine months ended May 31, 2006. The decreases in the current year effective tax rates were primarily due to an increase in employment tax credits.

Discontinued operations
The loss from discontinued operations for the three and nine months ended May 31, 2006 principally relates to changes in reserves related to contingent obligations of previously sold businesses that were partially indemnified by the Company.
Liquidity and capital resources
Cash provided by operating activities was $260.6 million for the nine months ended May 31, 2007 compared to $321.6 million for the nine months ended May 31, 2006. The decrease was primarily due to a reduction in income from continuing operations before income taxes and a larger increase in trade accounts receivable due to increased education services revenue.
Net expenditures for the purchase of capital assets were $206.8 million for the nine months ended May 31, 2007, only slightly above the $199.5 million spent in the nine months ended May 31, 2006.
During the first three quarters of 2007 we paid dividends of $0.51 per share or $40.5 million, compared to $0.45 per share or $44.6 million in the first three quarters of 2006. During the nine months ended May 31, 2007 we repurchased approximately 2.5 million shares of our common stock at an average cost of $27.92 per share through open market purchases, completing the $500 million repurchase program authorized in July 2006.
As of May 31, 2007 there were no cash borrowings under our $300 million Revolver and letters of credit issued were $115.7 million, leaving $184.3 million of availability. We believe that existing cash and cash flow from operations, together with borrowing availability under our Revolver, will be sufficient to fund our anticipated capital expenditures and working capital requirements for the foreseeable future, including payment obligations under our debt agreements and other commitments.
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
–	Risks and uncertainties related to the proposed merger with FirstGroup, including but not limited to receiving approval from the required regulatory agencies as well as other customary closing conditions;

–	Economic and other market factors, including competitive pressures and changes in pricing policies;

–	The ability to implement initiatives designed to increase operating efficiencies or improve results;

–	Costs and risks associated with litigation and indemnification obligations;

–	Changes in interpretations of existing, or the adoption of new, legislation, regulations or other laws;

–	The potential for rising labor costs and actions taken by organized labor unions;

–	Continued increases in prices of fuel and potential shortages;

–	Control of costs related to accident and other risk management claims;

–	Terrorism and other acts of violence;

–	The ability to produce sufficient future taxable income to allow us to recover our deferred tax assets;

–	The ability to pay dividends;

–	Potential changes in the mix of businesses we operate; and

–	The inability to earn sufficient returns on pension plan assets thus requiring increased funding.
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
At May 31, 2007 the Company had outstanding FPCs for 1.8 million gallons of fuel at an average price of $2.26 per gallon, outstanding Swaps covering 1.0 million gallons of fuel at a price of $1.73 per gallon and outstanding Fuel Collars for 4.8 million gallons of fuel with a weighted average call price of $2.04 per gallon and a weighted average put price of $1.89 per gallon. All outstanding FPCs, Swaps and Fuel Collars will be settled within the current fiscal year. If the price of fuel remains at the May 31, 2007 level, the Company will pay $0.1 million less for diesel fuel during the remainder of fiscal 2007 than if the price of fuel had not been effectively fixed by these contracts.
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

LAIDLAW INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Contingent Liabilities Relating to Sale of EmCare Holdings, Inc. and American Medical Response, Inc.
On February 10, 2005, the Company completed the sale to affiliates of Onex Corporation (collectively, the “Purchaser”) of EmCare Holdings Inc. and its subsidiaries and American Medical Response, Inc. and its subsidiaries in accordance with two Stock Purchase Agreements, each dated December 6, 2004, as amended (collectively, the “Stock Purchase Agreements”).
On June 13, 2007, the Purchaser asserted claims against the Company under the Stock Purchase Agreements for indemnification of potential tax liabilities. The Company is currently investigating this matter and at this juncture it is not possible to predict the ultimate outcome of the Company’s investigation, nor is it possible to calculate the possible financial exposure, if any, to the Company, pursuant to the terms of the Stock Purchase Agreements.
Other
The Company is also a defendant in various lawsuits and claims arising in the ordinary course of business, primarily cases involving personal injury, property damage, environmental or employment related claims. Some of these actions are covered to varying degrees by insurance policies. Based on an assessment of known claims and our historical claims payout pattern, management believes that there is no legal proceeding either threatened or pending against us relating to personal injury, property damage, environmental or employment related claims that would have a material adverse effect on the Company.
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

Item 4. Submission of Matters to a Vote of Security Holders
A special meeting of stockholders was held on April 20, 2007 to vote on Laidlaw’s proposed merger with FirstGroup Acquisition Corporation, a wholly owned subsidiary of FirstGroup plc.
The proposal passed with 66,213,837 votes for the proposal, 273,805 votes against the proposal, 4,108 votes abstained and the remaining 12,892,747 shares were not voted.
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

LAIDLAW INTERNATIONAL, INC.
	By:	/s/ Jeffrey W. Sanders
Date: July 6, 2007		Jeffrey W. Sanders
Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer